Form 10-K
period 1999-12-31
AES EASTERN ENERGY LP
filed 2000-03-30
CIK 1093799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                        Commission file number 333-89725

                            AES Eastern Energy, L.P.
             (Exact name of registrant as specified in its charter)



Delaware                                                      54-1920088
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)

1001 North 19th Street
Arlington, Virginia                                            22209
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: 703-522-1315

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                              (Title of each class)

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes      No X
                                   -----   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                                 ---------------

         Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 1.  Business

         (a) General Development of Business

         Our company is a Delaware limited partnership. Our company was formed on December 2, 1998 as an indirect wholly owned subsidiary of The AES Corporation to take part in the acquisition by subsidiaries of The AES Corporation of six coal-fired electricity generating stations and related assets located in the western and west central part of New York State. AES NY, L.L.C. is the sole general partner of our company and AES NY2, L.L.C. is the sole limited partner of our company. The AES Corporation owns indirectly all of the member interests in both AES NY, L.L.C. and AES NY2, L.L.C. The mailing address of our principal executive offices is 1001 North 19th Street, Arlington, Virginia 22209, telephone no. (703) 522-1315.

         New York State Electric & Gas Corporation and its affiliate NGE Generation, Inc. (whom we refer to collectively as "NYSEG") sold these six electricity generating stations and related assets as part of NYSEG's overall plan to divest itself of its coal-fired electricity generating assets. NYSEG and many other integrated electric utilities in New York and elsewhere in the United States have announced plans to sell electricity generating assets in response to state regulatory initiatives which favor more decentralized ownership of electricity generating, transmission and distribution assets. The purchase of these assets from NYSEG is an element of The AES Corporation's overall strategy to be a major participant in the newly competitive and deregulated markets for electricity, principally through the purchase of strategically significant regional generating assets.

         On May 14, 1999, twelve special purpose business trusts formed by three institutional investors that are not affiliated with us or with The AES Corporation acquired from NYSEG and leased to us the assets constituting the Somerset Generating Station (formerly known as the Kintigh Generating Station) and the Cayuga Generating Station (formerly known as the Milliken Generating Station), excluding the real property on which they are located. On that date, we acquired from NYSEG the real property on which the Somerset Generating Station and the Cayuga Generating Station are located and two additional coal-fired electricity generating stations, the Westover Generating Station (formerly known as the Goudey Generating Station) and the Greenidge Generating Station (together with the real property upon which they are located). We leased a portion of the real property on which the Somerset Generating Station and the Cayuga Generating Station are located and a selective catalytic reduction system, which reduces emissions of nitrogen oxides, that was then being installed at the Somerset Generating Station to the special purpose business trusts, which subleased them back to us. As part of the transaction, another subsidiary of The AES Corporation that we do not control acquired the stock of the Somerset Railroad Corporation, which owns short line railroad assets used to transport coal to the Somerset Generating Station. Somerset Railroad entered into a coal hauling agreement with us to transport coal. Another subsidiary of The AES Corporation that we do not control acquired the balance of the assets that were purchased from NYSEG, consisting of two older, coal-fired electricity generating stations, the Jennison Generating Station and the Hickling Generating Station.

         We operate our electricity generating stations through our wholly owned subsidiaries. The Westover Generating Station and the Greenidge Generating Station are owned by a wholly owned subsidiary, AEE2, L.L.C. Our other subsidiaries do not own any of our electricity generating stations but operate them pursuant to operations and maintenance agreements with us.

         We wish to caution readers that our business and operations involve risks and uncertainties, including the following important factors. These factors should be considered when reviewing our business, financial condition, results of operations and future prospects, and are relied upon by us in issuing any forward-looking statements. Such factors could affect our actual operating results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some or all of these factors may apply to our business as currently conducted or as we intend to conduct it.

         o The market in which our business is concentrated has been recently deregulated and there is no long-term historical price data that shows we will be able to sell our electric energy, installed capacity and ancillary services at prices that will permit us to pay our expenses.

         o We will be required to make substantial payments under our leases and other contracts and we may have difficulty responding to unforeseen requirements.

         o We may have difficulty meeting our payment obligations if our operations are not as successful as we have projected.

         o Operation of our stations might be disrupted by: interruptions in fuel supply; disruptions in electrical transmission; facility shutdown due to breakdowns or failures of equipment or processes, violations of permit requirements, operator error or catastrophic events; or labor disputes.

         o Our electricity generating stations are not new and will require careful maintenance if they are to operate efficiently.

         o We may have trouble meeting our obligations if our electricity generating stations are not dispatched nearly continually.

         o An increase in the real price of coal will negatively affect our operating results.

         o We have only a limited operating history and we have not demonstrated that we can operate our electricity generating stations in a profitable manner on a long-term basis.

         o Our business is extensively regulated and new regulations may impose requirements that we are unable to meet or that require us to make additional expenditures.

         o We have responsibility for environmental liabilities that existed prior to our ownership of our electricity generating stations and we will incur expenses as a result. These expenses may exceed our estimates.

         o We may be subject to significant new restrictions on emissions which may force us to restrict our operations or incur significant expenses.

         o Under the Asset Purchase Agreement with NYSEG relating to the acquisition of our electricity generating stations, we have assumed liabilities of NYSEG that could result in unexpected expenses and we have given up the right to make claims for problems we may discover later.

         o We or our affiliates may have to defend lawsuits relating to asbestos exposure at our electricity generating stations while they were owned by NYSEG and damages in those suits or the cost of defending them could be material.

         o We are controlled by The AES Corporation and The AES Corporation may pursue its own interests to the detriment of our creditors and holders of pass through trust certificates issued to finance the acquisition of the Somerset Generating Station and the Cayuga Generating Station.

         o The AES Corporation is not obligated to provide further funding to us if we are unable to pay our obligations.

         o We expect that two senior members of our management team, Dan Rothaupt and John Ruggerillo, will devote a portion of their time to other projects for The AES Corporation.

         o In the future we might compete with other electricity generating stations owned by The AES Corporation.

               (b) Financial Information About Industry Segments

               We operate in only one business segment, electrical generation.

               (c) Narrative Description of Business

               A diagram of the corporate structure of The AES Corporation as it relates to our company is included below:

                               The AES Corporation
                                       |
                                       |
                                  AES New York
                                Funding, L.L.C.
                                       |
                                       |
           ---------------------------------------------------------------
           |                                               |              |
           |                                               |              |
     AES NY2, L.L.C.                              AES NY, L.L.C.      AES, NY3,
    (Limited Partner)                            (General Partner)     L.L.C.
           |                                               |              |
           |                                               |              |
           -------------------------------------------------              |
                      |                              |                    |
                      |                              |                    |
                      |                              |                    |
               AES Eastern                      AES Creative          Somerset
               Energy, L.P.                   Resources, L.P.         Railroad
                      |                              |                  Corp.
                      |                              |
    --------------------------------          ---------------
    |               |              |          |              |
    |               |              |          |              |
   AES             AES          AEE 2,       AES            AES
 Somerset,        Cayuga,       L.L.C.     Jennison,      Hickling,
  L.L.C.          L.L.C.           |         L.L.C.         L.L.C.
(Kintigh)        (Milliken)        |
                                   |
                             ------------
                             |           |
                             |           |
                            AES         AES
                         Westover,    Greenidge,
                           L.L.C.       L.L.C.
                         (Goudey)     (Greenidge)


         The AES Corporation

         The AES Corporation, incorporated under the laws of Delaware in 1981 and headquartered in Arlington, Virginia, is a global power company committed to supplying electricity to customers worldwide in a socially responsible way. In addition to marketing power principally from generating facilities that it develops, builds, owns, and operates, The AES Corporation also has interests in electric distribution companies. These distribution companies sell electricity directly to commercial, industrial, governmental and residential customers. The AES Corporation currently has assets in excess of $21 billion and employs approximately 54,000 people around the world.

         The AES Corporation and its affiliates, other than our company, will not be liable for any of our obligations, including our obligations under the leases for the Somerset Generating Station and the Cayuga Generating Station. The AES Corporation and its affiliates also will not be liable for any obligations under the pass through trust certificates issued to finance the acquisition of the Somerset Generating Station or the Cayuga Generating Station or the secured lease obligation notes issued by the special purpose business trusts that own those electricity generating stations.

         Strategy

         The AES Corporation's strategy of helping meet the world's needs for electricity includes the following elements:

         o Supplying energy to customers at the lowest cost possible, taking into account factors such as reliability and environmental performance;

         o Constructing or acquiring projects of a relatively large size (generally larger than 100MW);

         o Whenever possible, entering into power sales contracts with electric utilities or other customers with significant credit strength, or alternatively pursuing methods to hedge costs and revenues to provide as much assurance as possible to the project's profitability; and

         o Participating in electric power distribution and retail supply markets that grant concessions with long-term pricing arrangements.

         The AES Corporation also strives for operating excellence as a key element of its strategy, which it believes is accomplished by minimizing organizational layers and maximizing company-wide participation in decision-making. The AES Corporation has attempted to create an operating environment that results in safe, clean and reliable electricity generation. Because of this emphasis, The AES Corporation (through its subsidiaries and affiliates) prefers to operate all facilities which it develops or acquires.

         The AES Corporation attempts to finance each domestic and foreign plant primarily under loan agreements and related documents which require the loans to be repaid solely from the project's revenues and provide that the repayment of the loans (and interest on the loans) is secured solely by the capital stock, physical assets, contracts and cash flow of that plant subsidiary and affiliate. The lenders under these financing structures cannot look to The AES Corporation or its other projects for repayment.

         Principles and Practices

         A core part of The AES Corporation's corporate culture is a commitment to "shared principles." These principles describe how The AES Corporation people endeavor to behave, recognizing that they don't always live up to these standards. The principles are:

         Integrity--The AES Corporation strives to act with integrity, or "wholeness." The AES Corporation seeks to honor its commitments. The goal is that the things The AES Corporation people say and do in all parts of The AES Corporation should fit together with truth and consistency.

         Fairness--The AES Corporation wants to treat fairly its people, its customers, its suppliers, its stockholders, governments and the communities in which it operates. Defining what is fair is often difficult, but The AES Corporation believes it is helpful to routinely question the relative fairness of alternative courses of action.

         Fun--The AES Corporation desires that people employed by The AES Corporation and those people with whom The AES Corporation interacts have fun in their work. The AES Corporation's goal has been to create and maintain an environment in which each person can flourish in the use of his or her gifts and skills and thereby enjoy the time spent at The AES Corporation.

         Social Responsibility--The AES Corporation believes that it has a responsibility to be involved in projects that provide social benefits, such as lower costs to customers, a high degree of safety and reliability, increased employment and a cleaner environment.

         The AES Corporation recognizes that most companies have standards and ethics by which they operate and that business decisions are based, at least in part, on these principles. The AES Corporation believes that an explicit commitment to a particular set of standards is a useful way to encourage ownership of those values among its people. While the people at The AES Corporation acknowledge that they won't always live up to these standards, they believe that being held accountable to these shared values will help them behave more consistently with these principles.

         The AES Corporation makes an effort to support these principles in ways that acknowledge a strong corporate commitment and encourage people to act accordingly. For example, The AES Corporation conducts annual surveys, both company-wide and at each location, designed to measure how well its people are doing in supporting these principles--through interactions within The AES Corporation and with people outside The AES Corporation. These surveys are perhaps most useful in revealing failures, and helping to deal with those failures. The AES Corporation's principles are relevant because they help explain how The AES Corporation people approach The AES Corporation's business. The AES

Corporation seeks to adhere to these principles, not as a means to achieve economic success but because adherence is a worthwhile goal in and of itself.

         In order to create a fun working environment for its people and implement its strategy of operational excellence, The AES Corporation has adopted decentralized organizational principles and practices. For example, The AES Corporation works to minimize the number of supervisory layers in its organization. Most of The AES Corporation's plants operate without shift supervisors. The project subsidiaries are responsible for all major facility-specific business functions, including financing and capital expenditures. The AES Corporation's criteria for hiring new people include a person's willingness to accept responsibility and The AES Corporation's principles as well as a person's experience and expertise. The AES Corporation has generally organized itself into multi-skilled teams to develop projects, rather than forming "staff" groups (such as a human resources department or an engineering staff) to carry out specialized functions.

         Industry Overview

         The United States electric industry, including companies engaged in providing generation, transmission, distribution, and ancillary services, has undergone significant change over the last several years, leading to significant deregulation and increased competition. The Federal Energy Regulatory Commission requires the owners and operators of electric transmission facilities to make those facilities available on a nondiscriminatory basis to all wholesale generators, sellers and buyers of electricity. In addition, there have been an increasing number of proposals throughout the United States to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Numerous electric utilities nationwide are in the process of divesting all or a portion of their electricity generating business or are expected to commence this process in the foreseeable future, as legislative and regulatory developments drive the industry to disaggregate.

         The restructuring of New York's vertically integrated utility industry began in May 1996 as a result of an order of the Public Service Commission of the State of New York requiring each investor owned utility to file a restructuring plan. The Public Service Commission order called for wholesale competition commencing in 1997, retail competition starting in 1998 and the creation of an independent system operator ("ISO"). In the order, the Public Service Commission expressed a preference for the divestiture of generation assets and indicated that it would allow utilities to recover prudent and verifiable stranded costs, which are costs that represent losses in the economic value of existing generation-related utility assets. Restructuring agreements for all of New York State's investor owned utilities have now been approved and are being implemented. In the Upstate region of New York, customers other than those in the service area of Rochester Gas & Electric Corporation were able to choose their electricity providers by the end of 1999; in the service area of Rochester Gas & Electric Corporation and in the Downstate region other than the service area of the Long Island Power Authority, customers will be able to choose their electricity providers by the end of 2001. Customers in the service area of the Long Island Power Authority will be able to choose their electricity providers by the end of 2003. Most investor owned utilities are divesting their generating assets and becoming primarily distribution companies, resulting in fragmentation of ownership of New York State's generation assets.

         Pursuant to the approved restructurings, transmission lines in New York are controlled by the ISO and market prices for power are set through one or more power exchanges. There are separate markets for installed capacity, electric energy and ancillary services (including services which provide system reliability) and prices are determined competitively. As most New York State utilities have divested, or are expected to divest, some or all of their generating assets, power suppliers need to purchase power from other generators.

         The transmission of electricity between regions is constrained by physical limits on transmission capacity and limits on the amount of electricity that may be imported into a power pool imposed by power pools to enhance reliability. Therefore, the purchasers of generating assets in any given region have a competitive advantage in that region over generators not in the region. There is an existing natural market for the installed capacity and the electric energy of our electricity generating stations in Western New York, which includes the retail service territories of NYSEG, Niagara Mohawk Power Corporation and Rochester Gas & Electric Corporation. The existing transmission infrastructure also permits us to access neighboring markets. However, our ability to sell electric energy into neighboring markets is limited by constraints imposed by transmission capacity limitations and limits on imported electricity imposed by power pools in those markets for reliability considerations. Our ability to sell electric energy into neighboring markets may also be limited because we are required to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day during the term of a capacity purchase agreement that we have signed with NYSEG. See "--Our Plan and Strategy--Installed Capacity Revenues."

         After the divestiture of its generating assets, NYSEG is still regulated as a transmission and distribution utility and continued to supply all required power to its service territory until August 1999, when full retail competition began. NYSEG is still the power supplier for those customers who did not actively choose a different power supplier. To fulfill its commitments to deliver this power, NYSEG is required to obtain installed capacity commitments to satisfy the projected demand of its customers and to purchase electric energy in the open market or enter into bilateral power purchase agreements. The capacity purchase agreement that we have signed with NYSEG addresses NYSEG's need to obtain commitments of installed capacity through April 2001.

         New York Power Market

         The new ISO system commenced operations in November 1999 and consists of three new entities, the ISO, the New York State Reliability Council and New York Power Exchange. The ISO is a non-profit New York corporation under the Federal Energy Regulatory Commission's jurisdiction. It is governed by a board of directors with 10 members and three committees, the management committee, the operating committee, and the business issues committee, which are composed of representatives from all market participants, including buyers of power, sellers of power, consumer groups and transmission owners. The New York State Reliability Council has the primary responsibility to preserve the reliability of electricity service on the bulk power system within New York State and sets the reliability standards to be used by the ISO. The New York Power Exchange is one of many possible power exchanges in New York State which will be formed to facilitate competition in the power markets, and to operate the actual markets for installed capacity, energy and ancillary services which will be maintained for the offer and sale of those commodities for delivery on the following day and on an immediate basis. The ISO system only recently began operations. The rules may change based on recommendations by the committees to the board of directors.

         Prior to commencement of operations of the ISO system, the New York power pool operated a centrally dispatched pool to minimize member production costs and to maintain statewide reliability. It also coordinated the operation of the bulk power transmission facilities in the state. The New York power pool is an association of the investor owned utilities in the state, the New York Power Authority and the Long Island Power Authority.

         The New York power pool member systems serve over 99% of New York State's electric power requirements. In addition, over 8,000MW of capacity is owned by non-utility generators, who sell the bulk of their output to the investor-owned utilities under long-term contracts. The New York power market is interconnected with New England power pool to the northeast, Hydro Quebec and Ontario Hydro to the north, and Pennsylvania-New Jersey-Maryland power pool to the south.

         Transmission System Market. Transmission access is available to all market participants on a comparable and non-discriminatory basis. The party transmitting electric energy pays the ISO a transmission service charge to cover the revenue requirements of the transmission owner. In addition to the transmission service charges, electric energy under a bilateral contract is subject to a congestion charge. The congestion charge reflects the differences between the marginal power price at the source and destination on the transmission system. Parties can hedge their exposure to congestion charges through transmission congestion contracts which are auctioned biannually.

         New York Power Pool Wholesale Market. Electric energy generators sell electric energy, installed capacity and ancillary services at the wholesale level to regulated distribution utilities, municipalities and energy supply companies. Electric energy generators may also sell electric energy, installed capacity and ancillary services in the centralized wholesale market coordinated by the ISO. Competition in wholesale and retail markets has led to unbundling of and distinct markets for electric energy, installed capacity and ancillary services.

         Electric Energy Markets. Any generator in the state can sell its output of electric energy to any wholesale customer statewide including utilities, municipalities, and energy supply companies. Generators can sell electric energy under bilateral contracts, with pricing and other provisions determined by two-party negotiation, or they can bid into either or both of two centralized markets for electric energy, a market for delivery on the following day or a market for delivery on an immediate basis, which is intended primarily to ensure that actual loads and resources match up. The system pricing is based upon market clearing price, which is the price at which sufficient electric energy is supplied to satisfy all demand for which bids have been submitted. If a generator's bid is equal to or less than the market clearing price, the generator will be paid the market clearing price, rather than its bid price, at the point it supplies electric energy to the system and the purchaser will pay the market clearing price at the point it receives electric energy from the system. If a generator's bid exceeds the market clearing price, the generator will not be dispatched.

         Installed Capacity Market. A market in which electricity generators can sell commitments of their installed generating capacity has been established to ensure there is enough generation capacity to meet retail demand and ancillary service requirements. Any load serving entity, i.e., an entity selling electric energy to consumers of electric energy, including regulated distribution utilities, municipalities and energy supply companies, is required to procure capacity commitments sufficient to meet its capacity requirements for the next year based on its forecasted annual requirements at times of maximum usage plus a reserve requirement. Initially, each load serving entity is required to purchase installed capacity commitments equal to 118% of its forecasted annual maximum usage (which translates into a 22% control area reserve margin). The load serving entity can secure these capacity commitments through a bilateral contract or through installed capacity auctions. Any capacity commitment which is not procured locally needs to satisfy the requirement that, as an import, it does not violate transmission constraints. Any load serving entity that fails to satisfy its installed capacity requirements is subject to a deficiency payment of $52.50 per KW-year in the first year escalating to $62.50 per KW-year in the third year, which is well above forecasted capacity prices. The deficiency payments are higher for New York City and Long Island.

         Suppliers of installed capacity are not required to supply the associated electric energy to the load serving entity with whom they have a contract to provide installed capacity. However, if the load serving entity does not purchase electric energy from its installed capacity supplier, the installed capacity supplier is required to submit an offer to sell its electric energy into the electric energy market for delivery on the following day. If the installed capacity supplier's offer in the electric energy market for delivery on the following day is not accepted, the installed capacity supplier, for the next day, will be free either to offer to sell its electric energy in the market for delivery on an immediate basis or to sell electric energy to any customer, including out-of-state customers.

         Ancillary Services Market. The ISO will procure various ancillary services required for reliability from generators as needed. Services to be procured on a market basis include operating reserves and regulation and frequency support. Generators will be compensated for other services, including voltage support and black start capability, on a cost basis.

         Generation. The existing generation mix in New York is fairly diverse. As of January 1, 1999, nuclear and coal facilities made up only 28% of the installed capacity. Non-utility generators ("NUGs"), which are predominantly gas-fired, formed another 23% of installed capacity. The remaining 49% of installed capacity, comprised of oil, gas and seasonal hydro plants, is considered to be economically viable only at times of peak demand. Even though the nuclear and coal facilities comprise 28% of the installed capacity, they produced 41% of the electric energy in 1998.

                      Net Capacity (Summer) by Fuel Type in

                                 New York (1998)

            Oil/Dual fuel........................................ 33%
            NUGs................................................. 23%
            Coal................................................. 14%
            Nuclear.............................................. 14%
            Conventional Hydro................................... 12%
            Pumped Storage Hydro.................................  3%
            Natural Gas..........................................  1%
                                                                 ----
                                                                 100%

                         Net Generation by Fuel Type in

                                 New York (1998)

            NUGs................................................. 25%
            Nuclear.............................................. 21%
            Coal................................................. 20%
            Conventional Hydro................................... 17%
            Natural Gas.......................................... 10%
            Oil..................................................  6%

            Pumped Storage Hydro.................................  1%
                                                                 ----
                                                                 100%

            Source: New York Power Pool, 1999 Load and Capacity Data.

         Regions. New York State has regional transmission constraints which divide the state's power market into distinct regions. The most significant transmission constraints impede the transmission of electricity going west to east. As a result, the most significant regional differences in the power market are between the western and eastern regions. The eastern region includes the service areas of the Long Island Power Authority, Key Span Energy Corporation, Consolidated Edison Company of New York, Inc., Orange & Rockland Utilities, Inc. and Central Hudson Gas & Electric Corporation. The western region includes service areas of Niagara Mohawk Power Corporation, Rochester Gas & Electric Corporation, the New York Power Authority and most of NYSEG.

         The western region is dominated by low cost nuclear and coal and hydro facilities which, together with non-utility generators that must be permitted to run under their power purchase agreements with local utilities, form 83% of installed capacity. The eastern region has a predominance of facilities which are economically viable only at periods of peak demand, which form 80% of its installed capacity. Even though the western region has only 40% of the New York power market's generation capacity, power normally flows from the west into the east. The flow of power from the lower priced western region to the higher priced eastern region is limited to approximately 5,000MW by transmission limits and reliability considerations. When this limit is reached, higher cost units in the New York City area are directed to run even when lower cost units in the western region are available.

         Demand. In 1998, the New York power pool summer peak was 28,160MW and electric energy demand totaled 151,420GWh. The statewide summer peak demand grew by an average of 2.2% per year from 1992 to 1998, while electric energy demand grew by an average of 0.9% annually during that same period. Current New York power pool forecasts call for a continued capacity surplus until 2003, except for 2001 when an external purchase is required. After 2003, new capacity will be required in order to maintain system reserve margin requirements. PG&E Generating and Sithe Energies, Inc. have recently announced new projects that, if completed, will extend the forecasted capacity surplus beyond 2008.

         Interconnection. Western and central New York are relatively unattractive markets for the transmission of imported power due to the low generation costs of existing facilities and low on-peak electric energy prices relative to the area's adjacent markets, the New England power pool, the Pennsylvania-New Jersey-Maryland power pool and eastern New York. On the export side, the New England power pool and the Pennsylvania-New Jersey-Maryland power pool forecast higher demand growth for their markets. Furthermore, the existing transmission infrastructure permits us to access these neighboring markets, subject to constraints imposed by capacity limitations and reliability considerations and subject to our obligation to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day during the term of the capacity purchase agreement with NYSEG in accordance with the rules of the New York ISO.

         The Pennsylvania-New Jersey-Maryland power pool is a market characterized by high price volatility where peak hour pricing is set by inefficient diesel-fired facilities. The Pennsylvania-New Jersey-Maryland power pool forecasts summer peak demand to grow 1.6% per year over the next ten years and projects that a capacity shortage will occur by 2000. The New England power pool, where energy prices are among the highest in the U.S., relies heavily on relatively inefficient oil and gas-fueled steam power plants. The New England power pool is currently experiencing capacity shortfalls primarily due to nuclear outages and retirements. New capacity is required in the New England power pool to meet increasing demand, which may increase installed capacity prices in the near term. The New York power market has transfer capacity to the New England power market of 1,675MW through two 345KV interconnections and transfer capacity to the Pennsylvania-New Jersey-Maryland power pool of 725MW.

         Our Plan and Strategy

         Introduction

         Consistent with the corporate philosophy of The AES Corporation, our strategy for the long-term profitable operation of our electricity generating stations is to continue to operate the stations in a low cost, environmentally responsible way. We expect to reduce these stations' current operating costs by implementing the decentralized operating philosophy of The AES Corporation.

         In general, we plan to sell the electric energy generated by our electricity generating stations directly into the spot market. We entered into a two-year agreement for energy marketing services with Merchant Energy Group of the Americas, Inc. ("MEGA"), an Annapolis, Maryland-based subsidiary of Gener S.A., a Chilean independent power producer listed on the New York Stock Exchange. MEGA will be responsible for marketing our electric energy, installed capacity and ancillary services in the deregulated New York power market. We entered into the capacity purchase agreement with NYSEG pursuant to which we agreed to make the installed capacity of our electricity generating stations available to NYSEG for $68 per MW-day through April 2001. The capacity purchase agreement permits us to sell our electric energy and ancillary services to NYSEG or any other purchaser. During the term of the capacity purchase agreement, the rules of the New York ISO system will require us to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day. It is possible that we will enter into additional bilateral sales contracts for installed capacity or electric energy from our electricity generating stations in the future. We expect that strategic opportunities to enter into long-term contracts will occur over the next few years as New York electric utilities complete their divestiture programs and any transitional capacity and energy sales contracts they may sign at the time of divestiture expire, and full retail competition for electric energy develops.

         We believe that we have a number of advantages that will help us implement this strategy. First, our ultimate parent, The AES Corporation, has several plants in the northeast region that are currently operating, under construction, or in advanced stages of development. These assets give The AES Corporation familiarity with the operating environment in the region and offer possibilities for achieving economies of scale, particularly with respect to coal purchases. Second, our electricity generating stations utilize coal as their primary fuel. The inflation adjusted or real price of coal has declined historically and we expect that trend to continue at least until 2010. This may allow us to offer fixed price electric energy contracts that are responsive to our customers' desire to insulate themselves from potential volatility in the electric energy spot market. However, our assumption that the real price of coal will decline until at least 2010 may not be correct. An increase in the real price of coal will negatively affect our operating results. We may be unable to meet our operating expenses if we enter into fixed price electric energy contracts and the price of coal rises to levels higher than those we projected. We may attempt to hedge these contracts with matching coal contracts. Third, The AES Corporation has acquired older plants throughout the world and has been able to operate them efficiently, reliably and in a cost effective manner. The AES Corporation also has made capital investments in older plants to extend the operational lives of the plants.

         Electricity Marketing Plan

         Competitive markets for electric energy, installed capacity and various ancillary services in the New York power market will allow us to enter into both bilateral and bid-based energy transactions. Additionally, New York is pursuing a statewide retail access schedule that is among the most aggressive in the country. New York power markets currently operate near capacity and the New York power pool projects a capacity deficit for New York beginning in 2003. Central and western New York is a source of low-cost generation, giving us potential to export electric energy to neighboring power pools with higher costs and prices. These opportunities are subject to constraints imposed by transmission capacity limitations and reliability considerations and subject to our obligation to offer to sell our electric energy in the New York market for delivery of electric energy on the following day during the term of the capacity purchase agreement with NYSEG in accordance with the rules of the New York ISO system. The New York market is interconnected with the higher cost neighboring regions, the New England power pool and the Pennsylvania-New Jersey-Maryland power pool. The projected low and stable production costs of our electric energy should provide us with an attractive competitive position in a dynamic and increasingly volatile environment.

         Under our agreement with MEGA, we gave MEGA exclusive rights to market our electricity generating stations' available electric energy, installed capacity and ancillary services through direct pool transactions with the New York power pool, indirect pool transactions as a satellite New York power pool member through NYSEG, bilateral transactions and other physical and financial transactions. MEGA has full authority to manage marketing, trading and hedging activities with respect to the available electric energy, installed capacity and ancillary services of our electricity generating stations, except to the extent that MEGA's authority is limited by risk policies and procedures specified in the agreement. The risk policies and procedures stipulate the commodities MEGA is authorized to trade, the volume limits of MEGA's authority, limits on the length of contracts MEGA is authorized to enter into and stop-loss and aggregate exposure limits. We may change the risk policies and procedures at any time. The risk policies and procedures are administered by a committee made up of two representatives of each of us and MEGA.

         The agreement with MEGA provides that MEGA will remit to us the sum of all revenues received minus MEGA's costs in connection with sales of our electricity generating stations' available electric energy, installed capacity and ancillary services, provided these costs are incurred in accordance with practices generally followed by the electric utility industry. We will pay MEGA $88,500 per month in advance for services provided under the agreement. In addition, we will compensate MEGA for any transaction extending one year beyond the term of the agreement as negotiated on a case by case basis up to a maximum of 5% of the gross margin of the transaction. MEGA's minimum compensation for all of the transactions extending one year beyond the term of the agreement in the aggregate is $0.10/MWh, provided that the minimum compensation cannot exceed the lesser of (a) $2,500,000 or (b) $125,000 multiplied by the total number of months the agreement remains in effect, provided the agreement remains in effect for at least 12 months. MEGA also is obligated to provide space and training for two of our employees in MEGA's office. The financial obligations of MEGA under the agreement are guaranteed by its parent company, Gener S.A.

         The initial term of the agreement with MEGA ends on March 31, 2001. Beginning August 1, 1999, we may terminate the agreement upon 90 days written notice to MEGA and, beginning August 1, 2000, MEGA may terminate the agreement upon 120 days written notice to us. After the initial term, the agreement will be extended automatically each year until terminated in accordance with these notice requirements.

         We decided to arrange for marketing of electricity in the near term through our agreement with MEGA rather than to create our own marketing infrastructure. As our personnel gain expertise in this process or as we enter into longer term bilateral markets for electric energy, this function may be managed increasingly by our personnel. The development of our business and the business of other affiliates of The AES Corporation will determine whether or not we will eventually market electricity without the assistance of MEGA or other third parties. We will develop an independent marketing infrastructure, either alone or with other affiliates of The AES Corporation that may in the future engage in market sales of wholesale electricity, if the level of activity justifies the necessary investment and we are unable to obtain satisfactory marketing services from third parties at a reasonable price.

         Energy Revenues. We plan to sell directly into the spot market and will focus on operating our electricity generating stations at high volume on a cost-effective basis. It is possible that on occasion we will enter into bilateral sales contracts for our electricity generating stations' electric energy in the future.

         The demand for, and the price of, electricity is usually highest during the summer and winter peak seasons. We expect that our electricity generating stations will be almost always dispatched because they are low-cost, efficient units.

         Our electricity generating stations' revenues may increase over time if we are able to gain access to export markets. Historically, NYSEG has successfully exported to the Pennsylvania-New Jersey-Maryland power pool at a premium over western New York prices. During the term of the capacity purchase agreement with NYSEG, the rules of the New York ISO system will require us to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day. We will be permitted to sell electric energy into other pools only when the electricity is not needed in the New York power pool.

         Installed Capacity Revenues. For reliability reasons, the New York ISO system will require that electricity generators that sell installed capacity into New York must make their electric energy available in the event of a system emergency. This prevents generators from entering into firm contracts to sell electric energy into one market and installed capacity into another. Thus, we must make our choice of market for installed capacity sales in conjunction with expected electric energy sales.

         AES NY, L.L.C. and New York State Electric & Gas Corporation entered into a New York Transition Agreement, dated as of August 3, 1998, to ease the transition of New York State Electric & Gas Corporation's native load customers' installed capacity requirements. Under this agreement, New York State Electric & Gas Corporation agreed to purchase, and AES NY, L.L.C. agreed to sell, installed capacity in the amount of 1,424MW (which is the aggregate capacity of all of the generating assets included in the assets acquired from NYSEG) for the term of the agreement. The parties performance under the agreement commenced on May 14, 1999 and will terminate on April 30, 2001, or earlier in accordance with the agreement. AES NY, L.L.C. assigned this agreement to us insofar as it relates to our electricity generating stations.

         New York State Electric & Gas Corporation is required to compensate us for installed capacity at the price of $68/MW-Day. Whenever installed capacity provided to New York State Electric & Gas Corporation by us is less than the amount of installed capacity that we are required to supply, we will pay New York State Electric & Gas Corporation monthly for costs incurred by New York State Electric & Gas Corporation due to this failure, in an amount equal to the sum of:

               (1) charges imposed on New York State Electric & Gas Corporation by the independent system operator, to the extent they exceed charges that would have been due had we fulfilled our obligations, including penalties and fines;

               (2) New York State Electric & Gas Corporation's replacement capacity cost (to the extent not included in (1)), if we fail to provide replacement capacity; and

               (3) all transaction costs not included in (1) or (2) that are associated with this failure.

         This agreement does not address the purchase or sale of electric energy or ancillary services and does not obligate either New York State Electric & Gas Corporation or us to purchase or sell and deliver energy to the other party. This agreement is subject to regulatory acceptance or approval without material modification or condition. The parties have agreed to indemnify one another for claims arising out of or connected with this agreement.

         Fuel Supply Strategy

         We believe we have significant competitive advantages in relation to our coal supply that will help us maintain low operating costs relative to our competitors. Our electricity generating stations are located in close proximity to important coal producers. In addition, both the Somerset Generating Station and the Cayuga Generating Station are equipped with flue gas desulfurization systems which allow the plant to burn less expensive medium- and high-sulfur coal while staying within SO2 emission regulation requirements. We and The AES Corporation's facilities in the adjacent New England power pool and Pennsylvania-New Jersey-Maryland power pool may have opportunities to pool our buying power when negotiating prices and terms with coal suppliers. We are projecting total coal usage of approximately 3.5 million tons per year.

         Coal mines in the Pittsburgh Seam coal formation near our electricity generating stations include some of the lowest cost coal supply sources producing at volume. Although more expensive low-sulfur coals are available for units without flue gas desulfurization systems, the high sulfur content of the coals from the Pittsburgh Seam have historically made coal-fired generating stations equipped with flue gas desulfurization systems the primary market for Pittsburgh Seam producers. Since both the Somerset Generating Station and the Cayuga Generating Station have installed flue gas desulfurization systems and are capable of burning higher sulfur coals, we expect to maintain a fuel cost advantage over competitors without flue gas desulfurization systems.

         Approximately 100% of the Somerset Generating Station's and approximately 70% of the Cayuga Generating Station's coal requirements initially will be supplied under a contract with Consolidation Coal Company ("Consol"), under which Consol will provide coal at least through 2002. The agreement terminates on December 31, 2003 unless extended by the parties.

         Pursuant to the terms of the agreement, the total amount of coal to be purchased for the Somerset Generating Station is divided into three lots: Lot A, Lot B and Lot C. In any given calendar year, each of the three lots contains the exact same tonnage of coal, with each lot representing one-third of the coal purchased from the coal sellers for use at the Somerset Generating Station in a given year. Pursuant to the terms of a letter agreement, dated December 8, 1997, between NYSEG and Consol, the price for each of Lots A, B and C was fixed at $0.868 per million Btu (which we estimate to be equivalent to $22.57 per ton) in the year 2000, in each case subject to adjustment for variations in "as received" heating quality and other adjustments. Thereafter, each lot of coal becomes eligible for price renegotiation every third year in staggered order.

         During price renegotiations in any year following a year in which we and the coal sellers were unable to agree on revised pricing terms with respect to a given lot, we and the coal sellers may negotiate not only with respect to the lot then eligible for renegotiation but also with respect to the lot lost in the previous year's renegotiation. If we and the coal sellers are unable to agree on revised terms with respect to any given lot for two successive renegotiations, then our obligations and the obligations of the coal sellers with respect to that lot terminates. We may then replace this lot's tonnage by any means and from any source we deem appropriate throughout the remaining term of the agreement.

         In any year in which the coal sellers supply only one lot (that is, one-third of the coal purchased for the Somerset Generating Station) and this lot is then up for renegotiation, either we or the coal sellers may terminate the agreement in our or its sole discretion. Any such termination would become effective on the next specified termination date for this lot.

         During 2000, Consol is committed to sell and we are committed to purchase all three lots of coal and either party may request renegotiation of the price of one lot of coal for the following year. If either party requested renegotiation during 2000 but the parties failed to reach agreement, then the parties would have commitments with respect to only two lots in 2001. If the same thing happened in 2001, the parties would have commitments with respect to only one lot in 2002 and either party could terminate the contract in its sole discretion at the end of 2002.

         The agreement was assigned to us by AES NY, L.L.C. The coal sellers have consented to the assignment but have refused to release NYSEG from its obligations under the agreement. We will indemnify NYSEG if NYSEG incurs any liability as a result of our performance under the agreement.

         We and Somerset Railroad entered into a Coal Hauling Agreement for the purpose of Somerset Railroad hauling coal and other materials required by the Somerset Generating Station. We are obligated to pay Somerset Railroad the amounts that will be sufficient, when added to funds available to Somerset Railroad from other sources, to enable Somerset Railroad to pay, when due, all of its operating and other expenses, including interest on and principal of outstanding indebtedness. Somerset Railroad currently has a 364-day term loan of up to $26 million principal amount from an affiliate of CIBC World Markets. This term loan bears interest at a rate per annum, as selected by us, equal to either LIBOR plus 1.35% or a base rate plus 1.25%. The term loan is secured by a security interest in substantially all of the assets of Somerset Railroad, a pledge by AES NY3, L.L.C. of all of the shares of stock of Somerset Railroad and an assignment of the rights of Somerset Railroad under the Coal Hauling Agreement.

         The Greenidge Generating Station and the Westover Generating Station have or are in the process of negotiating short-term, fixed-price coal supply agreements expiring at the end of 2000 and thereafter we expect that the Greenidge Generating Station and the Westover Generating Station will rely on spot market purchases of medium-sulfur coal. It is possible that our electric energy revenues may not keep pace with our coal costs if market prices for purchases of fuel escalate more rapidly than market prices for sales of electric energy and energy-related products.

         Each of our electricity generating stations typically receives coal through conventional rail delivery. The Somerset Generating Station is served by Somerset Railroad, a single track railroad owned by AES NY3, L.L.C., a wholly-owned subsidiary of The AES Corporation that delivers coal from a rail junction located in Lockport, New York. The rail cars of Somerset Railroad are used to transport coal to the Cayuga Generating Station over tracks owned by another railroad. In addition, the Cayuga Generating Station can receive coal delivery via truck.

         Operations and Maintenance Plan

         Consistent with the philosophy of The AES Corporation regarding other affiliates and subsidiaries, we are a decentralized organization with few organizational layers. To the extent permitted by the agreements relating to the lease of the Somerset Generating Station and the Cayuga Generating Station, we entered into an operations and maintenance contract for each electricity generating station with a different wholly owned subsidiary. The purpose of this arrangement is to create an organizational structure that reflects the decentralized philosophy of The AES Corporation. Decision making will, as much as possible, be vested at the individual plant level, as will accountability for meeting financial, plant performance and other objectives. In the experience of The AES Corporation, this approach increases the motivation of employees to maximize revenues, to minimize overall facility production costs and to manage risks effectively.

         We intend to maintain our electricity generating stations in a manner that will extend their current service lives. Operations and maintenance of the electricity generating stations as well as fuel procurement and environmental compliance will be managed internally.

         In general, the specific market for each unit's output will drive our view on operations and maintenance expense at the individual units. Subject to the requirements of the agreements relating to the lease of the Somerset Generating Station and the Cayuga Generating Station, plant managers and team leaders at each plant will respond to market signals in determining appropriate levels of plant spending in order to maintain and enhance plant profitability.

         At the Somerset Generating Station, the installation of a $31 million selective catalytic reduction system, with Babcock & Wilcox as the turnkey contractor and Hitachi as the supplier of the catalyst, was completed in June 1999. See "--The Somerset Electricity Generating Station--Environmental." In addition, we completed a turbine overhaul at the Somerset Generating Station in June 1999.

         At the Cayuga Generating Station, we are currently a planning major maintenance outages for Unit 1 in 2001 and Unit 2 in 2002. As at the Somerset Generating Station, the efforts are designed to protect and improve the station's reliability and efficiency. We may also install a selective catalytic reduction system at the Cayuga Generating Station to comply with the likely more stringent Phase III NOX regulations, which will take effect in May 2003. We will also consider lower cost alternative compliance strategies such as the addition of a selective non-catalytic reduction system. See "--Regulation--Environmental Regulatory Matters."

         At the Westover Generating Station and the Greenidge Generating Station, we believe that our planned maintenance budgets are sufficient to extend the current availability performance of the units. We may repower or pursue other development options at these electricity generating stations.

         Environmental Compliance

         Our electricity generating stations are designed and operated in substantial compliance with currently applicable environmental laws and regulations of the United States Environmental Protection Agency and the New York State Department of Environmental Protection. All of the applicable environmental permits for our electricity generating stations have been transferred to us or to affiliates of ours that own and operate the electricity generating stations. See "--Regulation--Environmental Regulatory Matters."

         The Electricity Generating Stations

         We believe that our two principal coal-fired electricity generating stations, the Somerset Generating Station and the Cayuga Generating Station, are operated currently at or near operating costs at which they can be run economically even at times of minimum demand for electric energy, and we expect them to be fully dispatched when available in the deregulated and competitive New York power market. As a means of further enhancing the competitive position of our electricity generating stations in the New York power market, we expect to use expertise gained by The AES Corporation as a major operator of coal-fired facilities on a worldwide basis. We also intend to make appropriate investments of capital to maintain our electricity generating stations and to extend their service lives. The Somerset, Cayuga, Westover and Greenidge Generating Stations have an aggregate net generating capacity of 1,268MW.

         The Somerset Generating Station

         Overview

         The Somerset Generating Station is the largest and newest of our electricity generating stations and is located northeast of Niagara Falls, alongside the southern shore of Lake Ontario near Barker, New York. There is a single operating unit at the Somerset Generating Station, which began generating electricity in 1984. The maximum net generating capacity of the Somerset Generating Station is 675MW. The Somerset Generating Station is comprised of a steam turbine generator manufactured by General Electric and is supplied steam from a Babcock & Wilcox coal-fired steam generator.

         The Somerset Generating Station currently operates at operating costs at which it can be run economically even at times of minimum demand for electric energy. The Somerset Generating Station also is capable of burning low cost medium- and high-sulfur coal as a result of being equipped with a flue gas desulfurization system. When the Somerset Generating Station is not being dispatched at maximum load, its periodic load can be varied to both meet system load demand and provide transmission system support and the plant can provide both operating reserves that are available immediately or on ten minutes notice. In 1999, the Somerset Generating Station generated approximately 51% of the total annual production of our electricity generating stations.

         The turbine generator at the Somerset Generating Station developed an unusual vibration following a maintenance outage conducted by NYSEG in September 1998, although the unit was operating at full load at the time the Somerset Generating Station was acquired from NYSEG. We performed maintenance during the previously scheduled major turbine overhaul in May and June 1999.

         We and NYSEG entered into an agreement pursuant to which NYSEG agreed to bear the costs of repair and to reimburse us for a defined measure of lost revenues resulting from any lost production caused by the vibration condition resulting from anything other than:

               (a) repair and maintenance to the turbine generator consistent with a ten-year wear and tear factor (from baseline data contained in a mutually acceptable report), or

               (b) normal "wear and tear" of the turbine generator.

         We have made demand on NYSEG, by letter dated October 5, 1999, for payment of approximately $852,000 in costs incurred by us to satisfactorily address the vibration condition and which costs are not attributable to either factor enumerated in the preceding sentence. NYSEG has asserted, by letter dated October 13, 1999, that it is not responsible for such costs because:

               (a) NYSEG maintains that the actions taken by us that generated such costs were not necessary to address the vibration condition,

               (b) NYSEG maintains the activities that generated these costs were either (1) part of the repair and maintenance to the turbine generator consistent with a ten-year wear and tear factor, or (2) repair and maintenance necessary to address normal wear and tear,

               (c) NYSEG maintains that the turbine outage extension component of the costs incurred by us resulted from activities undertaken by us without NYSEG's consent and we are therefore outside the scope of the above-referenced agreement, and

               (d) we, in NYSEG's view, breached the provisions of the above-referenced agreement and therefore we should not be entitled to assert rights under such agreement.

         We are currently considering our options for the recovery of these costs. One of our options is to pursue the dispute resolution procedure incorporated into this agreement from the Asset Purchase Agreement, which first provides for consultation by senior people of The AES Corporation and NYSEG and, if that fails, for binding arbitration.

         Environmental

         The Somerset Generating Station was the first unit in New York to be fitted with flue gas desulfurization technology. The Somerset Generating Station's flue gas desulfurization system presently operates at less than 85% SO2 reduction. The plant has the potential to consume significantly fewer SO2 allowances with minimal additional costs by operating the flue gas desulfurization system at greater than 90% reduction.

         The Somerset Generating Station's selective catalytic reduction system began operation in June 1999. The selective catalytic reduction system will generate excess NOX allowances that we believe we will be able to sell or to transfer to our other electricity generating stations to allow all of our electricity generating stations to operate at planned capacity factors under more restrictive regulations governing NOX emissions in the May-September ozone season that took effect in May 1999.

         The selective catalytic reduction system will work in conjunction with existing NOX control equipment and procedures at the Somerset Generating Station. Originally, the plant was designed with low NOX burners. In response to 1995 requirements for ozone season compliance, various methods to improve the combustion NOX control capability beyond the original burner design were implemented. We anticipate that the combination of these NOX mitigation measures will result in a NOX rate of 0.04 lbs. per MMBtu during the ozone season, which is significantly below the current NOX permit level. In addition, this low emission rate will play an important role in bringing the overall average NOX emissions rate from the former NYSEG plants below the rate required under the year round system-wide NOX averaging plan approved by the New York Department of Environmental Conservation.

         The Somerset Generating Station's additional environmental features include electrostatic precipitators, a completely lined coal handling facility and a continuous emissions monitoring system.

         Transmission

         The Somerset Generating Station is interconnected to the New York power pool bulk transmission system via two 345KV transmission lines.

         The Cayuga Generating Station

         Overview

         The Cayuga Generating Station is located alongside the east shore of Cayuga Lake, near the town of Lansing, New York. There are two operating units at the Cayuga Generating Station, Unit 1 and Unit 2, which began generating electricity in 1955 and 1958, respectively. The maximum net generating capacity of both units is 306MW in aggregate.

         Cayuga Unit 1 currently has a net generating capacity of 150MW. It is comprised of a steam turbine generator manufactured by Westinghouse Electric. It is supplied steam from a Combustion Engineering coal-fired steam generator with reheat steam capability. Unit 2 currently has a net generating capacity of 156MW. It utilizes a steam turbine generator manufactured by General Electric and is supplied steam from the same type of boiler as Unit 1.

         The Cayuga Generating Station historically has been operated at operating costs at which it can be run economically even at times of minimum demand for electric energy. The Cayuga Generating Station also is capable of burning low cost medium- and high-sulfur coal as a result of being equipped with a flue gas desulfurization system. When the Cayuga Generating Station is not being dispatched at maximum load, its periodic load can be varied to meet both system load demand and provide transmission system support, and the plant can provide both operating reserves that are available immediately or on ten minutes notice. The plant is also equipped with Automatic Generation Controls enabling it to provide regulation, frequency support, and, due to the existence of backup diesel generators, the capability to start operating from a shutdown condition without external assistance (known as "black start" capability). In 1999, the Cayuga Generating Station generated approximately 28% of the total annual production of our electricity generating stations.

         Environmental

         The Cayuga Generating Station benefited from NYSEG's selection to participate in the United States Department of Energy ("DOE") Clean Coal Technology Round IV demonstration program, which was designed to develop advanced, more efficient and environmentally-responsive coal combustion technologies. As a result of this program, the Cayuga Generating Station was retrofitted in 1995 with an advanced flue gas desulfurization system. For NOX reduction, a Low NOX Concentric Firing System was installed to achieve up to a 45% reduction in NOX emissions.

         In addition to the Low NOX Concentric Firing System project, a 2MW selective catalytic reduction reactor and a test scale ABB Air Preheater heat pipe were installed at the Cayuga Generating Station on Unit 2 in 1994. During the test period, the Cayuga Generating Station burned medium- and high-sulfur coal with sulfur levels ranging from 1.5% to 2.6%, with a reduction of SO2 emissions by 97-98%. The flue gas desulfurization system also produces wallboard-quality gypsum.

         We are continuing water treatment programs instituted by NYSEG to protect lakes and groundwater supplies nearby the Cayuga Generating Station. NYSEG also installed or upgraded facilities to collect and treat water from yard, roof and in-plant drains, maintenance cleaning washes and coal-pile runoff.

         Exceedences of state groundwater standards at the Cayuga Generating Station were reported in the vicinity of the on-site coal pile, coal pile runoff pond and the ash disposal site. In 1997, a new coal pile liner was installed. Based on data provided by NYSEG, we have budgeted monitoring and investigation costs of approximately $270,000 for the coal pile runoff pond area and approximately $163,000 for the ash disposal area.

         NYSEG has been actively selling fly ash from the Cayuga Generating Station since 1983. Its new coal pulverization system provides flexibility in coal fineness adjustment for firing under low NOX conditions. Coal pulverized and burned in this manner results in fly ash that can be sold to the New York Department of Transportation.

         Transmission

         The Cayuga Generating Station is centrally located in the New York State electric system, connected through three 115KV lines and three 34.5KV lines to the New York bulk transmission system. Additionally, the Cayuga Generating Station is located in the only area in NYSEG's service territory that NYSEG has identified as requiring voltage support. We entered into an agreement with NYSEG which permits NYSEG to require the dispatch of the Cayuga Generating Station under some circumstances for up to seven years.

         Westover Generating Station

         The Westover Generating Station is located alongside the Susquehanna River near Johnson City, New York, and began generating electricity in the early 1900's. Units 1 through 6 have been retired and physically removed. The Westover Generating Station presently consists of two pulverized coal units, Unit 7 and Unit 8, with a combined maximum net generating capacity of 126MW. In 1999, the Westover Generating Station generated approximately 9% of the total production of our electricity generating stations.

         The Westover Generating Station is capable of providing both operating reserves that are available immediately or on ten minutes notice. The station is equipped with Automatic Generation Controls, which connect it to the New York independent system operator power control center and enable it to provide regulation, frequency support, and when directed by the independent system operator, voltage support.

         Westover Unit 7 is a non-reheat unit which came online in 1943 and currently has a net generating capacity of 43MW. It is comprised of a steam turbine generating unit manufactured by Westinghouse Electric, which is supplied steam by two Foster-Wheeler coal-fired steam generators.

         In 1994 and 1995, Unit 7 was modified to operate as a synchronous condenser, which enables the unit to provide system regulation, a revenue producing ancillary service. Since then, it has been reconverted to a generator and is presently operated intermittently to meet load demand.

         Westover Unit 8 is a reheat unit which came online in 1951 and currently has a net generating capacity of 83MW. It is comprised of a steam turbine generating unit manufactured by Westinghouse Electric, which is supplied steam from a Combustion Engineering coal-fired steam generator. Unit 8 operates to meet system load demands and to provide transmission support. Steam from the facility is sold to Lockheed-Martin, a national defense contractor having a facility located adjacent to the site. Steam sales in 1999 were approximately $145,000.

         Environmental

         During 1998, NYSEG shut down Westover Unit 7 for 2,139 hours between February and May due to market conditions and to assure compliance with NOX emission reduction requirements. We believe that the installation of a selective catalytic reduction system at the Somerset Generating Station will generate sufficient NOX allowances and sufficient NOX emissions rate reductions to permit us to run the Westover Generating Station at all times.

         NOX software was installed at Westover Unit 8 to predict the NOX emissions and maintain plant heat rates under various operating conditions.

         In 1988, NYSEG began a water treatment and control program in response to tightened permit limitations under New York State environmental laws. NYSEG also installed or upgraded facilities to collect and treat water from yard, roof and in-plant drains, maintenance cleaning washes and coal-pile runoff. A new coal pile liner was installed in 1989 which has decreased leachate derived concentrations of several metals in downgradient wells. While continued groundwater monitoring will be required in the coal pile area, we do not expect that additional investigation or mitigation will be needed.

         Fly ash, bottom ash and pulverizer mill rejects from the Westover Generating Station were in the past disposed at the Weber ash disposal site in the Town of Fenton, New York. We expect that the Weber ash disposal site will be required to stop accepting ash in 2000 and will be closed in 2001 in accordance with a consent order that AES Creative Resources, L.P. entered into in October 1999 with the New York State Department of Environmental Conservation. We plan to evaluate other options for disposing of ash in the future, including disposal at other landfills in the area. Our subsidiary, AEE2, L.L.C., has agreed to contribute two-thirds of the closure costs for the Weber ash disposal site (approximately

$2 million) based on the amount of ash disposed at the site from AEE2, L.L.C.'s facilities compared to the amount disposed from the facilities acquired by AES Creative Resources, L.P., which is a subsidiary of The AES Corporation but not of us.

         Transmission

         The Westover Generating Station is interconnected to the New York power pool bulk transmission system via six 115kV transmission lines and twelve 34.5kV lines.

         Greenidge Generating Station

         The Greenidge Generating Station is located on the west shore of Seneca Lake adjacent to the village of Dresden, New York, and began generating electricity in 1938. Units 1 and 2 have been retired and physically removed. The Greenidge Generating Station presently consists of two coal-fired units, Unit 3 and Unit 4, with a combined maximum net generating capacity of 161MW. In 1999, the Greenidge Generating Station generated approximately 12% of the total annual production of our electricity generating stations.

         The Greenidge Generating Station is capable of providing both operating reserves available immediately and on ten minutes notice. The station is equipped with Automatic Generating Controls, which connect it to the New York independent system operator power control center and enable it to provide regulation, frequency support, and, when directed by the independent system operator, voltage support.

         Unit 3 utilizes two Babcock & Wilcox coal-fired steam generators, supplying steam to a non-reheat steam turbine generator manufactured by General Electric that came online in 1950 and currently has a net generating capacity of 56MW.

         Unit 4 is a reheat steam turbine generator manufactured by General Electric which came online in 1953 and currently has a net generating capacity of 105MW. It is supplied steam from a single Combustion Engineering coal-fired steam generator.

         Environmental

         The advanced gas reburning system, which is a research and development project at the Greenidge Generating Station, began in 1996 and is the first full-scale demonstration of this technology. The goal of this research and development project is to demonstrate a NOX reduction capability approaching conventional selective catalytic reduction system process, but at a much lower capital and operational cost. Various system configurations will be tested throughout the three-year test program. In addition, the system can utilize natural gas, up to 25% by heat input (25MW), to lower the level of SO2 emissions and provide fuel switching capability to permit maintenance of pulverized coal equipment.

         The Greenidge Generating Station is also permitted to burn a variety of alternative fuels, including construction/demolition wood, clean wood, waste woods, particle board, and sander fines. The system can burn almost 80 tons of wood per shift, which would equate to about 10MW of capacity. This provides the station with a lower SO2 emissions rate, lower fuel costs, and 10MWh of environmentally attractive power. The Greenidge Generating Station is also permitted to burn waste oil. The facility has also successfully test burned paper and plastic products, the use of which can reduce fuel costs by 10-15%.

         Ash from the Greenidge Generating Station is disposed at the Lockwood ash disposal site, which is located approximately one-half mile west of the Greenidge Generating Station. We assumed responsibility for the Lockwood ash disposal site in connection with the Asset Purchase Agreement with NYSEG.

         In an area adjacent to the Lockwood ash disposal site, our environmental consultant reported that approximately 500 to 700 drums of abrasives were disposed in the early 1970s and covered with ash. We have budgeted $520,000 to conduct a site investigation and remove the drums. In addition, groundwater sampling in this area and around the Lockwood ash site indicates that some monitoring wells have parameters which exceed state regulatory limits. We have budgeted $6 million in closure costs for the disposal site with closure of a portion of the landfill scheduled for 2006 and closure of the remaining acres projected for 2016. These costs also include annual groundwater monitoring costs. We also budgeted approximately $2 million for the share of closure and post-closure expenses that our subsidiary, AEE2, L.L.C., has agreed to bear with respect to the closure of the Weber ash disposal site.

         Coal pile leachate indicator compounds have been detected in downgradient wells at the Greenidge Generating Station at levels exceeding state regulatory limits. This may indicate that the coal pile liner has been breached and requires replacement. We have budgeted replacement of the liner and continued groundwater monitoring in the coal pile area.

         Transmission

         The Greenidge Generating Station is interconnected to the New York power pool bulk transmission system via four 115kV transmission lines and three 34.5kV lines.


Regulation

         Energy Regulatory Matters

         General

         We and our ownership and operation of our electricity generating stations are regulated under numerous federal, state and local statutes and regulations. Among other aspects of electric generation, these statutes and regulations govern the rates that we may charge for the output of our electricity generating stations, establish in certain instances the operating parameters of our electricity generating stations, and define standards for ownership of our electricity generating stations. While there exists a strong interest at both the federal and state level to deregulate certain aspects of the electric generation industry, we currently remain subject to extensive regulation.

         Federal Energy Regulation

         Federal Power Act. Under the Federal Power Act, the Federal Energy Regulatory Commission possesses exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. FERC regulates the owners of facilities used for the wholesale sale of electricity and transmission in interstate commerce as "public utilities" under the Federal Power Act.

         Pursuant to the Federal Power Act, all public utilities subject to FERC's jurisdiction are required to obtain FERC's acceptance of their rate schedules in connection with the wholesale sale of electricity. Our rate schedule was approved by FERC as a market-based rate schedule and, accordingly, FERC granted us waivers of the principal accounting, record-keeping and reporting requirements that otherwise are imposed on utilities with a cost-based rate schedule.

         Public Utility Holding Company Act. The Public Utility Holding Company Act ("PUHCA") provides that any corporation, partnership or other entity or organized group that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a "public utility company" or a company that is a "holding company" of a public utility company is subject to regulation under PUHCA, unless an exemption is established or an order is issued by the SEC declaring it not to be a holding company. Registered holding companies under PUHCA are required to limit their utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including approval by the SEC of certain of its financing transactions. However, under the Energy Policy Act of 1992, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA regulation as an "exempt wholesale generator." On February 5, 1999, we received exempt wholesale generator status from FERC for our ownership and operation of generation and associated facilities. If, after having received this status, there is a "material change" in facts that might affect our continued eligibility for exempt wholesale generator status, within 60 days of this material change, we must (a) file a written explanation of why the material change does not affect our exempt wholesale generator status, (b) file a new application for exempt wholesale generator status or (c) notify FERC that we no longer wish to maintain exempt wholesale generator status. However, if we should lose exempt wholesale generator status, then we would either have to restructure ourselves or risk subjecting ourselves and our affiliates to PUHCA regulation.

         State Regulation. In New York State, recent legislation has significantly deregulated the rate setting aspects of the industry. However, significant risks remain, including, but not limited to, the potential that the state deregulation initiatives are not implemented in the manner anticipated by us or that they could be reversed or nullified. We have obtained authorization from the New York State Public Service Commission for the issuance of the pass through trust certificates and the incurrence of debt pursuant to the working capital credit facility with Credit Suisse First Boston.

         Lease Transactions Filings and Approvals. As conditions to completion of the lease transactions relating to the Somerset Generating Station and the Cayuga Generating Station, we and the appropriate financial participants in the lease transactions were required to obtain certain approvals from FERC. We obtained all of our approvals, including authorization to sell wholesale electric energy under our market-based rate schedule and related waivers and blanket authorization. We believe that the special purpose business trusts have obtained all energy-related approvals required to be obtained by them. The special purpose business trusts have been included in the approval by FERC of the transfer of jurisdictional facilities and the acquisition and leaseback of FERC-jurisdictional facilities, and FERC has granted a disclaimer of jurisdiction over each of the institutional investors and the special purpose business trusts and the trustees of those trusts as public utilities under Part II or III of the Federal Power Act. The special purpose business trusts have received determinations from FERC that they are exempt wholesale generators. The special purpose business trusts obtained a no-action letter from the SEC staff that no enforcement action would be recommended against them under PUHCA if they proceeded with the lease transactions prior to obtaining exempt wholesale generation determinations from FERC.

         Environmental Regulatory Matters

         General

         As is typical for electric generators, our electricity generating stations are required to comply with federal, state and local environmental regulations relating to the safety and health of personnel and the public, including

         o the identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials associated with our electricity generating stations;

         o  limits on noise emissions from our electricity generating stations;

         o safety and health standards, practices and procedures applicable to the operation of our electricity generating stations; and

         o environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants.

         Failure to comply with any of these statutes or regulations could have material adverse effects on us, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring our electricity generating stations into compliance. In addition, pursuant to the Asset Purchase Agreement with NYSEG, we (as assignee of AES NY, L.L.C.) have, with a few exceptions, agreed to indemnify NYSEG against the consequences of NYSEG's handling, storage or emission of hazardous and toxic materials on any of the sites of our electricity generating stations and the Lockwood off-site ash disposal site and for NYSEG's past non-compliance, if any, with environmental requirements.

         It is likely that the stringency of environmental regulations affecting us and our operations will increase in the future. In the meantime, we will monitor potential regulatory developments that may impact our operations and we will participate in rulemaking proceedings applicable to our operations when we consider it advisable to do so. We do not expect any currently proposed regulations to have a material adverse effect on our operations or our financial condition.

         Expenditures. Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements and other than the expenditures for the Somerset selective catalytic reduction system, including the construction of new landfill space to manage ash from selective catalytic reduction system operations, and possible expenditures for a Cayuga selective catalytic reduction system, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our operations or our financial condition. See "Air Emissions--Nitrogen Oxides."

         Air Emissions

         The federal Clean Air Act and many state laws, including the laws of the State of New York, require significant reductions in utility SO2 and NOX emissions that result from burning fossil fuels in order to reduce acid rain and ground-level ozone (smog).

         Sulfur Dioxide (SO2). SO2 emissions are regulated under Title IV of the federal Clean Air Act Amendments and by the New York Acid Deposition Control Act. One of the primary goals of Title IV of the Amendments was to reduce SO2 emissions by 10 million tons from 1980 levels. The SO2 emission reduction requirements generally apply to almost all fossil-fuel fired electric generating units producing electricity for sale. Power plants subject to Title IV are required to obtain acid rain permits, to hold sufficient emission allowances to cover their SO2 emissions, and to comply with various monitoring and recordkeeping requirements. The federal SO2 requirements are implemented in two phases--Phase I applies to the 110 plants listed in section 404 of the Act and Phase II generally affects all other electric generating plants selling over 25MW to the electricity distribution grid. Phase I of the federal Clean Air Act Amendments SO2 program went into effect January 1, 1995, with Cayuga 1 and 2 and Greenidge 4 falling under the program. Phase II went into effect January 1, 2000 and affects all units.

         Flue gas desulfurization systems or "scrubbers" are operated at both the Somerset Generating Station and the Cayuga Generating Station to reduce total SO2 emissions from these plants to quantities substantially below the Title IV SO2 "allowance" allocations for the units at these plants. An allowance is a freely transferable right to emit one ton of a substance, in this case, SO2. The excess allowances are accumulated and can either be used for our other electricity generating stations or sold to provide liquidity to us. We may sell SO2 allowances rather than save them for Phase II of Title IV of the federal Clean Air Act Amendments. During Phase II, we may need to purchase SO2 allowances beginning in 2000 to cover SO2 emissions for the Greenidge Generating Station and the Westover Generating Station. Market prices for SO2 allowances currently range from $133 to $140 per ton. We believe that, with minor operational changes and minimal additional expenditure, we could improve the efficiency of our scrubbers by 10% or more, which would compensate for most, if not all, of the possible shortfall of SO2 allowances for the stations. We believe that the annual cost of the additional sulfur control and the purchasing of SO2 allowances would not be material.

         On October 14, 1999, New York Governor Pataki announced a new initiative which directs the New York State Department of Environmental Conservation to issue regulations requiring electric generators to reduce SO2 emissions by another 50% below Phase II standards. The Governor is calling for the new regulations to be phased in starting on January 1, 2003 with implementation completed by January 1, 2007. If enacted, the Governor's initiative has the potential to require further SO2 reductions at our electric generating stations and may necessitate that either additional SO2 emission controls be installed, lower sulfur coal be utilized or surplus SO2 allowances be purchased. We are not currently in a position to quantify the potential costs of complying with the Governor's SO2 initiative; however, if enacted by the New York State Legislature, the costs of compliance could be substantial.

         In addition, on October 14, 1999, we received an information request letter from the New York Attorney General which seeks detailed operating and maintenance history for the Westover and Greenidge Generating Stations. On January 13, 2000, we received a subpoena from the New York State Department of Environmental Conservation seeking similar operating and maintenance history for all four of our electricity generating stations. This information is being sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electric generation stations in New York which are suspected of undertaking modifications in the past (from as far back as 1977) without undergoing an air permitting review. Both the Governor's initiative and the Attorney General's and the Department of Environmental Conservation's investigations have the potential of triggering further emission reductions at our plants and possibly resulting in the necessity of installing additional emissions control equipment. If the Attorney General or the Department of Environmental Conservation does file an enforcement action against the Westover and Greenidge Generating Stations, then penalties may also be imposed.

         Nitrogen Oxides (NOX). New York State and the other states in the Mid-Atlantic and Northeast region are classified as the Ozone Transport Region in the federal Clean Air Act, which designates the Ozone Transport Region as being not in compliance with the ozone National Ambient Air Quality Standard. The states in the Ozone Transport Region have agreed to implement a three-phase process to reduce NOX emissions in the region in order to comply with the federal Clean Air Act Title I requirements for ozone non-compliance areas. NYSEG complied with Phase I through operational modifications to reduce NOX emissions, reduction of electric output from selected generating units to reduce emissions to cap levels, and installation of NOX reduction equipment on selected generating units.

         The Phase I regulations require facilities in New York State to implement NOX control requirements based on reasonably available control technology. The New York State Department of Environmental Conservation has approved a facility-wide plan for the former NYSEG generating plants to take advantage of operating flexibility offered by grouping the plants together under a common NOX emissions averaging plan. Under this approach, a system-wide emission rate limit is continually calculated based upon which of the former NYSEG plants are operating. By emitting into a common compliance averaging plan, or "bubble," electricity generating stations that emit well below the system-wide limit reduce the overall average for electricity generating stations that emit in excess of the system-wide limit.

         Implementation of the Phase II emission rules commenced on May 1, 1999. The Phase II NOX regulations set forth a NOX allowance allocation program which is expected to give us 6,292 NOX emission allowances annually. Each allowance will authorize us to emit one ton of NOX during the ozone season (May 1 to September 30), beginning in 1999.

         To comply with the stricter emissions regulations beginning in 1999, we installed a selective catalytic reduction system at the Somerset Generating Station which became operational in June 1999.

         The NOX requirements that took effect on May 1, 1999 essentially require that the former NYSEG plants keep their summertime ozone season (May 1-September 30) NOX emissions within a specific budget of NOX emissions allowances. If the total emissions during this period are below the budget total, we can sell the excess allowances to companies that emit more than their budget. Operation of the Somerset selective catalytic reduction system makes it likely that the total NOX emissions will be below budget. During the 1999 ozone season, we achieved a removal efficiency of between 70% and 90% for the Somerset selective catalytic reduction system; however, we anticipate that technical problems that we experienced during start up of the system will be resolved in time for the 2000 ozone season.

         The Somerset Generating Station is expected to accumulate approximately 3,400 excess allowances per year from 1999 to 2002 and approximately 2,500 excess allowances from 2003 onwards. A portion of our compliance strategy involves the selling or trading of excess allowances. We expect that we will be permitted to sell these excess allowances or to trade them, including trades between our electricity generating stations as needed to offset NOX emissions at our other electricity generating stations. We are currently permitted to sell or accumulate NOX allowances for use in future years. However, we believe that accumulated allowances may be subject to discounting depending on the ratio of total accumulated allowances in the state to New York's state-wide NOX budget. We expect that accumulated allowances would be subject, at most, to a 2-to-1 discount in some future years.

         The accumulated allowances would allow each of our electricity generating stations to run at their planned capacity factors through 2003, when the likely more stringent Phase III NOX regulations are imposed. Since the Phase III program is still under development, it is difficult for us to predict the size of the allowance shortfall, if any, that may exist at that time. We may decide to install a second selective catalytic reduction system at the Cayuga Generating Station in order to continue operation of each of our electricity generating stations at full planned capacity factors during Phase III. We are also considering other compliance strategies, however, such as the addition of a selective non-catalytic reduction system as well as repowering the smaller plants. Considered in the aggregate, we project that our electricity generating stations will create 2,000 excess allowances per year through 2002 and, if a selective catalytic reduction system is installed at the Cayuga Generating Station, 400 excess allowances per year after 2002.

         New York Governor Pataki's October 14, 1999 initiative also directs the New York State Department of Environmental Conservation to issue regulations requiring electric generators to impose stringent NOX reduction requirements on a year-round basis, rather than just during the summertime ozone season. The Governor is calling for the new regulations to be phased in starting on January 1, 2003 with implementation completed by January 1, 2007. If enacted, the Governor's initiative has the potential to require further NOX emission reductions at our electricity generating stations and may necessitate the installation of additional emissions control equipment at certain stations.

         The capital cost of the Somerset Generating Station selective catalytic reduction system was $31 million. We expect that the system will operate for 20 years at which time we will need to replace the catalyst at an estimated cost of $4.5 million in 1999 dollars.

         Our electricity generating stations have generally achieved continuous compliance with the current NOX reduction requirements with the exception of a one-time violation of the facility-wide NOX emission cap in May 1998. We believe that, under the Asset Purchase Agreement with NYSEG, any penalty assessed for that exceedence would be the responsibility of NGE Generation, Inc.

         Particulates and Opacity. Each of our electricity generating stations is currently in compliance with particulate emission limits.

         Each of our electricity generating stations is required to meet an opacity limit. In the past, several of the plants exceeded these limits on various occasions. This was a common problem at coal-fired electricity generating plants, and the New York State Department of Environmental Protection has initiated an enforcement action against several utilities, including NYSEG. Potential fines and required actions cannot be divulged to the public until a final settlement is reached. Nevertheless, it would appear that any consent order will likely have additional monitoring and equipment upgrade requirements, especially involving upgrades to the electrostatic precipitator at the Greenidge Generating Station. NYSEG has performed much of this work at NYSEG's expense.

         We recently received a draft consent order from the New York State Department of Environmental Conservation that alleges violations of the opacity emission limitations in the air permits for the Cayuga, Westover, and Greenidge Generating Stations occurring since our electricity generating stations were purchased from NYSEG. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after May 14, 1999, the date of the acquisition. We expect to enter a final consent order with the Department of Environmental Conservation early in 2000. AES NY, L.L.C. also recently received notice from NYSEG that NYSEG has received a draft consent order from the Department of Environmental Conservation seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.

         Carbon Dioxide (CO2). Environmental concerns related to the impacts of greenhouse gases (e.g., carbon dioxide, "CO2") led to the adoption in 1992 of the United Nations-sponsored Framework Convention, which was ratified by over 150 countries, including the United States. In 1993, President Clinton committed the United States to limit CO2 and other climate-altering gas emissions to their 1990 levels by the year 2000. However, it became apparent that this goal was unlikely to be met by most industrialized nations. The Kyoto Conference was called in December 1997 to expedite a global climate treaty supported by the United States. If adopted by the participating nations, any legally binding global climate treaty will have significant economic consequences for all U.S. industries, including the electricity generating industry.

         The AES Corporation has been on the leading edge of creating CO2 offset projects since 1988 when it started its own project in Guatemala to offset the emissions from the AES Thames electricity generating station in Connecticut. Since that time, The AES Corporation has procured four additional projects to offset CO2 emissions from other facilities. All of these projects have been completed at cost-effective margins (that is, approximately 10 cents per ton). If a legally binding global climate treaty is adopted, cost-effective greenhouse gas mitigation projects like these may not be available to offset emissions from our electricity generating stations in the future, especially if numerous other facilities in the United States and elsewhere are competing for the necessary CO2 reduction credits.

         Water Issues

         The federal Clean Water Act prohibits the discharge of any pollutant (including heat), except in compliance with a discharge permit issued by the states or the federal Environmental Protection Agency for a term of no more than five years. There is potential uncertainty with permitting issues in the future, but much of the uncertainty on these issues is industry-wide because of new regulatory requirements for cooling water discharges under the National Pollutant Discharge Elimination System program.

         Our electricity generating stations and their ash disposal sites have been designed and are operated to comply with strict water and wastewater compliance standards. Groundwater protection measures include coal pile liners at all stations, lined active ash disposal sites, no active fly ash settling ponds, and a network of approximately 400 groundwater monitoring wells. New York State has not only technology-based effluent limitations for surface water discharges, but is one of the first states in the nation to impose more restrictive limits on wastewater discharges to ensure that very protective water quality-based standards are maintained. Our electricity generating stations have numerous wastewater treatment facilities in order to ensure compliance with these restrictive discharge limits. In addition, the Somerset Generating Station normally operates in a zero process wastewater discharge mode, reusing wastewater for various plant processes. Similarly, the ash disposal sites must comply with both technology and water quality-based discharge limits. Where necessary, lime treatment is employed to remove metals from ash site wastewater prior to discharge.

         In August 1998, NYSEG received notice of intent to file a citizen suit with the New York State Department of Environmental Protection regarding an alleged water discharge limit exceedence at the Somerset Generating Station. NYSEG has advised us that no citizen suit has been filed in connection with this matter. If this suit is filed, we believe that under the Asset Purchase Agreement any liability would be the responsibility of NYSEG.

         Hazardous Material and Wastes

         The electric utility industry typically uses and/or generates in its operations a range of potentially hazardous products and by-products. We have identified a number of site remediation issues at our electricity generating stations. Under the terms of the Asset Purchase Agreement, NYSEG will retain pre-closing off-site environmental liabilities associated with our electricity generating stations (other than liabilities arising from the Weber and Lockwood ash disposal sites), but we will assume responsibility for contamination at our electricity generating stations and at the Lockwood ash disposal site.

         We have budgeted $9.8 million for the cost for environmental liabilities at our electricity generating stations (excluding closure and post-closure costs for the Weber and Lockwood ash disposal sites), based on estimates of environmental consultants retained by NYSEG and The AES Corporation. We have budgeted approximately $6 million for closure and post-closure (monitoring and maintenance) expenses for the Lockwood ash disposal site, based solely on amounts previously budgeted for these activities by NYSEG. AES Creative Resources, L.P. assumed responsibility for the Weber ash disposal site. Our subsidiary, AEE2, L.L.C., has agreed to contribute two-thirds of the closure costs for the Weber ash disposal site (estimated at approximately $2 million) based on the amount of ash disposed at the site from the Westover Generating Station and the Greenidge Generating Station, which are owned by AEE2, L.L.C., compared to the amount disposed from the Hickling Generating Station and the Jennison Generating Station, which were acquired by AES Creative Resources, L.P.

         In October 1999, AES Creative Resources, L.P. entered into a consent order with the New York State Department of Environmental Protection to resolve alleged violations of the water quality standards in the groundwater downgradient of the Weber ash disposal site. The consent order includes a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also calls for a site investigation and there is a possibility that some groundwater remediation at the site may be required. AEE2, L.L.C. will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million, as well as additional costs for long-term groundwater monitoring. While the actual closure costs may exceed $3 million, we do not expect any added closure costs to be material. Nevertheless, if a groundwater remediation is required, these costs have not been budgeted, and AEE2, L.L.C. may be responsible for a portion of such costs.

         These projected environmental cost estimates are not a guarantee that additional environmental liabilities will not be incurred, and it is possible that the actual costs could be significantly higher. In addition, it is possible that previously unknown environmental conditions will be discovered in the future.

         Because the new selective catalytic reduction system at the Somerset Generating Station may result in ammonia-contaminated fly ash, we expect to develop a new area, Area 3, of the on-site landfill located at the Somerset Generating Station to contain the ammoniated ash. Area 3 will also be used for disposal of ammoniated sludge produced during flue gas desulfurization system operation while the selective catalytic reduction system is also in operation (May 1 to September 30). Area 3 will comply with modern landfill design and performance standards and will be built with a synthetic liner and a leachate collection system. The disposal area could not be completed in time for commencement of operation of the selective catalytic reduction system at the Somerset Generating Station and we will manage the ash and sludge in the lined coal pile storage area until the disposal area is ready to receive it. On April 26, 1999, the New York State Board on Electric Generation Siting and the Environment approved the plan to use Area 3, subject to approval by the New York State Department of Environmental Protection of more detailed design submissions, and approved the use of the coal pile storage area for the temporary storage of the ammoniated ash.

         The Somerset landfill is under the jurisdiction of the Public Service Commission. NYSEG's original compliance filing with the Public Service Commission in 1983 provided that the landfill would be constructed in a 200 acre section of the site, which NYSEG divided into three areas (Areas 1, 2, and 3). The landfill was designed to comply with the then-existing solid waste landfill standards of the New York State Department of Environmental Conservation. Each area was to receive a separate landfill unit lined with a low permeability material, usually clay. However, the first 17-acre section of Area 1 of the landfill was lined with compacted soil only. To date, only Area 1 has been used by NYSEG. The Area 1 landfill has been expanded six times during the years since 1983. When a portion of Area 1 reaches the maximum allowable elevation (130 feet), it is "capped" by adding compacted soil and planting ground cover. The entire process is meant to be self-implementing, with little input from the Public Service Commission unless there is a problem or a change in design or operation.

         In the period since the original approval of the Somerset landfill, the Department of Environmental Conservation has modified its solid waste landfill regulations extensively. As a result of these changes, these regulations currently allow construction or expansion of landfills only with low permeability liners and sophisticated leachate collection systems, and impose higher standards for capping and closing solid waste facilities.

         Groundwater conditions present at the Somerset site make it very difficult to distinguish between landfill leachate and naturally occurring substances in the groundwater. Substances that are typically considered indicators of leachate infiltration into groundwater from ash monofill operations, namely sulfates, iron and manganese, are also naturally occurring in the groundwater around and beneath Area 1. NYSEG commissioned independent consultants to perform groundwater testing using sophisticated geochemical fingerprinting techniques, which distinguish the major ions of a water sample. NYSEG's consultants have shown, to the satisfaction of the Public Service Commission, that there has been no material release of leachate from Area 1 into the groundwater.

         In April 1999, the Department of Environmental Conservation and the Public Service Commission negotiated a Memorandum of Understanding that clarifies their respective roles with respect to the regulation of the Somerset landfill. According to the Memorandum of Understanding, the Public Service Commission's decisions will continue to control all aspects of Areas 1 and 2 of the landfill, but the Public Service Commission must defer to current and future Department of Environmental Conservation regulations, standards and policies with respect to the development, use and closure of Area 3. The Memorandum of Understanding was approved by the New York State Board on Electric Generation Siting and the Environment and was incorporated as part of the April 26, 1999 amendment to the Certificate of Environmental Compatibility for the Somerset Generating Station that we received in connection with installation of the selective catalytic reduction system.

         Factors which could cause actual costs of disposal in Areas 1, 2 and 3 to vary include, but are not limited to, adoption of more stringent solid waste landfill regulations by the Department of Environmental Conservation, the discovery of groundwater contamination from Area 1, and escalation of the costs of landfill development.

         Exceedences of state groundwater standards at the Cayuga Generating Station were reported in the vicinity of the coal pile area, the coal pile runoff pond, and the ash disposal site. In 1997, a new liner was installed under the coal pile. We have budgeted monitoring and investigation costs of $270,000 for the coal pile runoff pond and $163,000 for the disposal area. We have included these costs in our financial projections.

         In an area adjacent to the Lockwood ash disposal site, our environmental consultant reported that approximately 500 to 700 drums of abrasives were disposed in the early 1970s and covered with ash. We have budgeted $520,000 to conduct a site investigation and remove the drums. In addition, groundwater sampling in this area and around the Lockwood ash disposal site indicates that some monitoring wells have parameters which exceed state regulatory limits. As noted above, we have budgeted $6 million in closure and post-closure (monitoring and maintenance) costs for the Lockwood ash disposal site.

         Based on a 1988 study, the federal Environmental Protection Agency ("EPA") does not regulate most coal combustion ash as a hazardous waste. In a report to Congress in March 1999, the EPA tentatively concluded that coal combustion ash should remain exempt from regulation, but the EPA is expected to publish a regulatory "determination" on this subject by April 10, 2000. We have recently learned that the EPA is considering moving in the direction of making a major change in the regulation of coal ash, possibly requiring that some coal combustion ash be regulated as a hazardous waste. The standards and criteria that would trigger such regulation would have to be developed by the EPA in future rulemaking proceedings, possibly after additional ash studies. We cannot predict the timing or the outcome of such regulatory actions at this time. If the EPA decides to, and succeeds in, regulating coal ash as a hazardous or special waste, we could incur additional ash management or disposal costs from our plants.

         Noise

         Noise emissions from our electricity generating stations are regulated pursuant to New York law which establishes different acceptable noise levels based upon the nature of the neighboring property uses, with the lowest being noise standards that must be met at residential properties. In general, compliance with noise standards is not a material concern with respect to our electricity generating stations.

         The Certificate of Environmental Compatibility that was issued to NYSEG in 1978 for the development and operation of the Somerset Generating Station contains a number of requirements for mitigating environmental impacts from the facility, including noise impacts. Among the noise requirements was an obligation to obtain noise easements from neighboring landowners or, as subsequently approved by the Public Service Commission, to purchase their property in a buffer zone where noncompliance with noise standards was expected to occur. Subsequent analyses predicted that these exceedences would occur only in connection with ash disposal operations when Area 2 of the Somerset landfill was constructed. Prior to the acquisition of our electricity generating stations, NYSEG had purchased neighboring properties for a combined cost totaling approximately $1.5 million and had a standing offer to purchase the remainder. We obtained an appraisal of the remaining properties which places their aggregate current value at approximately $3.1 million. We have not budgeted any amount for the acquisition of these properties. The Public Service Commission has also required that a noise mitigation plan be developed and submitted for Public Service Commission approval at least one year prior to commencement of Area 2 development. The Public Service Commission could require additional noise control measures at that time. We do not expect that the noise compliance costs we may incur, including as a result of taking over the land purchase program, will be material.


People

         As of December 1999, we employed 319 people who operate our electricity generating stations. The International Brotherhood of Electrical Workers (the "IBEW") represents hourly labor at the Somerset Generating Station, the Cayuga Generating Station, the Westover Generating Station and the Greenidge Generating Station. The IBEW represents approximately 246 workers. Pursuant to the terms of the Asset Purchase Agreement with NYSEG, we (as assignee) were required to offer employment to substantially all of the people employed by NYSEG at our electricity generating stations. We were also required to assume the collective bargaining agreement for our electricity generating stations between NYSEG and the IBEW. The term of the collective bargaining agreement ends on June 30, 2000 but will automatically renew from year to year unless terminated by either party upon 60 days' notice. We retained a substantial majority of the NYSEG workforce at each of the electricity generating stations. We believe that relations with the people employed at our electricity generating stations are satisfactory.


Item 2.  Properties

         The following table shows the material properties which we or our subsidiaries own or lease. See "Business--The Electricity Generating Stations" for more information about these properties.

Electricity Generating
        Station                 Location              Capacity       Owned or Leased     Expiration of
                                                                                           Lease
------------------------   --------------------   -----------------  ----------------  ------------------
Somerset                   Barker, NY             675MW              Leased*           February 13, 2033

Cayuga                     Lansing, NY            306MW              Leased*           November 13, 2027

Westover                   Johnson City, NY       126MW              Owned             Not Applicable

Greenidge                  Dresden, NY            161MW              Owned             Not Applicable

------------------------
* We own all of the land on which the Somerset and Cayuga Generating Stations are located and we lease the portion on which the facilities of those stations are located to the special purpose business trusts that own those facilities. We lease the facilities of those stations and sublease the land on which they are located from the special purpose business trusts.

Item 3.  Legal Proceedings

         AES Creative Resources, L.P. assumed responsibility for asbestos-related personal injury suits in which NYSEG is named as one of numerous defendants and AES NY, L.L.C., the general partner of our company and of AES Creative Resources, L.P., and AES NY2, L.L.C., the limited partner of our company and of AES Creative Resources, L.P., guaranteed the obligations of AES Creative Resources, L.P. NYSEG agreed that it would not assert that we have responsibility for these suits. As of March 20, 2000, 24 of these lawsuits were pending.

         In August 1998, NYSEG received notice of intent to file a citizen suit with the New York State Department of Environmental Protection regarding an alleged water discharge limit exceedence at the Somerset Generating Station. NYSEG has advised us that no citizen suit has been filed in connection with this matter. If this suit is filed, we believe that under the Asset Purchase Agreement any liability would be the responsibility of NYSEG.

         On October 14, 1999, we received an information request letter from the New York Attorney General which seeks detailed operating and maintenance history for the Westover and Greenidge Generating Stations. On January 13, 2000, we received a subpoena from the New York State Department of Environmental Conservation seeking similar operating and maintenance history for all four of our electricity generating stations. This information is being sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electricity generating stations in New York which are suspected of undertaking modifications in the past (from as far back as 1977) without undergoing an air permitting review. If the Attorney General or the Department of Environmental Conservation does file an enforcement action against the Somerset, Cayuga, Westover or Greenidge Generating Stations, then there is the possibility that penalties may be imposed and further emission reductions may be required.

         We recently received a draft consent order from the New York State Department of Environmental Conservation that alleges violations of the opacity emission limitations in the air permits for the Cayuga, Westover, and Greenidge Generating Stations. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after the date of the acquisition of our electricity generating stations, May 14, 1999. We expect to enter a final consent order with the Department of Environmental Conservation early in 2000. AES NY, L.L.C. also recently received notice from NYSEG that NYSEG has received a draft consent order from the Department of Environmental Conservation seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for our Company's Common Equity and Related Stockholder Matters

         All outstanding equity interests in our company are owned indirectly by The AES Corporation.


Item 6.  Selected Financial Data

                                                                                           As of December
                                                                                              31, 1999
---------------------------------------------------- ------------------ ------------------ ----------------
Balance Sheet Data (in millions)
Total Assets                                                                                   $ 1,133
Long-Term Liabilities                                                                          $   692
Partners' Capital                                                                              $   378

---------------------------------------------------- ------------------ ------------------ ----------------

---------------------------------------------------- ------------------ ------------------ ----------------
                                                                                           For the Period
                                                                                             from May 14
                                                                                                1999
                                                                                           (inception) to
                                                                                            December 31,
                                                                                                1999
---------------------------------------------------- ------------------ ------------------ ----------------


Statement Of Income Data (in millions)
Operating Revenue                                                                                $ 185
Operating income                                                                                 $  57
Net income                                                                                       $  24

Item 7. Discussion and Analysis of Financial Condition and Results of Operations

         General

         We were formed on December 2, 1998 to acquire, lease and, through our wholly owned subsidiaries, operate and improve our electricity generating stations. We and the special purpose business trusts acquired our electricity generating stations on May 14, 1999 for a purchase price of $914 million. In order to fund the acquisition of our electricity generating stations (including some adjustments and plus improvement costs, working capital and transaction costs) and pay transaction expenses relating to the acquisition and the lease transactions, The AES Corporation made an equity contribution of $354 million to us (net of costs advanced by The AES Corporation for which we will reimburse it), the institutional investors made an equity contribution of $116 million through the special purpose business trusts and $550 million was raised for purchase of the Somerset Generating Station and the Cayuga Generating Station from the sale of pass through trust certificates.

         All four of our electricity generating stations operate as merchant plants, which means that we will sell their output in power pool spot market transactions or in transactions negotiated from time to time directly with another party rather than selling the output under a long-term power sales contract. As merchant plants, our electricity generating stations generally will be dispatched, that is, they will supply electricity, whenever the market price of electricity exceeds their variable cost of generating electricity. Our revenue and income will be directly affected by the price of electricity, which is usually highest during the summer and winter peak seasons.

         The economics of any electric power facility are primarily a function of the price of electricity, the quantity of electricity which is purchased and the level of operating expenses. The greater the percentage of time a unit is dispatched, the greater the revenues associated with that unit.

         We expect to concentrate our business activities in the New York power market for the foreseeable future. The markets for wholesale electric energy, installed capacity and ancillary services in the New York power market were largely deregulated in November 1999. In a competitive market where the order in which electricity generating plants are dispatched will be based on bids for the sale of electric energy made by owners of generating assets in the region, we expect that owners of lower marginal cost facilities will bid lower prices and therefore those facilities will be dispatched more often than higher marginal cost facilities.

         We believe that our electricity generating stations are among the lowest variable cost facilities in the New York power market. We also believe that our electricity generating stations are among the most efficient coal units in the region. We expect that our electricity generating stations will almost always be dispatched. The efficiency of our electricity generating stations provides several important advantages: a stable pricing structure, the ability to benefit from energy price spikes in the market and relatively little risk that our generating stations will be idle while other generating stations are directed to run. Also, the Westover Generating Station and the Greenidge Generating Station provide economically valuable flexibility because they can be used to provide ancillary services when they are not fully dispatched.

         Our electricity generating stations have historically been available to run a high percentage of the time due to the regulated utility-grade nature of their design and construction. In 1999, the stations had a weighted average (based on capacity) equivalent availability factor of 97% (excluding the outage at the Somerset Generating Station during May and June 1999). Based upon the historical experience of The AES Corporation, we believe that we can maintain or improve the availability of our electricity generating stations.

         At the Cayuga Generating Station, we are currently planning major maintenance outages of approximately 21 days each for Unit 1 in 2001 and Unit 2 in 2002. We will schedule these outages to avoid expected seasonal peaks in demand for electric energy and we will schedule these outages to coincide with normal, annual 10 to 14 day maintenance outages. We expect that there will be no significant impact on our results of operations from these major maintenance outages.

         We believe that we will also have opportunities to derive revenue from sales of installed capacity and ancillary services. Under the terms of the capacity purchase agreement with NYSEG, NYSEG will purchase all of our 1,268MW of installed capacity at a price of $68 per MW-day until April 30, 2001. During the term of the capacity purchase agreement, the rules of the New York ISO system will require us to offer to sell our electric energy in the New York market for delivery of electric energy on the following day. We will be permitted to sell electric energy into other pools only when the energy is not needed in the New York market. See "Business--Our Plan and Strategy--Electricity Marketing Plan."

         NYSEG has brought a proceeding to obtain a refund of real estate taxes it paid in connection with the Somerset Generating Station while NYSEG owned it. NYSEG had little incentive to contest the tax valuation of its electricity generating stations while it owned them because the real property taxes it paid were included among the expenses it was permitted to recover through regulated electricity rates and were therefore passed along to its customers. We had identified real estate taxes as a potential area for cost savings. If NYSEG is successful in obtaining substantial refunds of prior real estate taxes, our potential savings may be to some extent nullified because the local governments may be forced to raise real estate tax rates to bring revenues into balance with expenditures. It is too early to tell what impact, if any, this will have on our financial condition and results of operations.

         AES Creative Resources, L.P., another subsidiary of The AES Corporation that we do not control and that does not control us, assumed from NYSEG responsibility for asbestos-related personal injury lawsuits in which plaintiffs claim they were exposed to asbestos while employed by independent contractors providing services at the electricity generating stations acquired from NYSEG. As of March 20, 2000, 24 of these lawsuits were pending. While we cannot quantify the potential liability arising from these suits given the early stage of the proceedings and the large number of named defendants, the plaintiffs have claimed substantial compensatory and punitive damages. AES NY, L.L.C., the general partner of our company and of AES Creative Resources, L.P., and AES NY2, L.L.C., the limited partner of our company and of AES Creative Resources, L.P., guaranteed the obligations of AES Creative Resources, L.P. See "Legal Proceedings."

         Results of Operations

         We engaged in no operations between our formation in December 1998 and May 14, 1999. There are no separate financial statements available with regard to our electricity generating stations prior to May 14, 1999 because their operations were fully integrated with, and therefore results of operations were consolidated into, NYSEG. In addition, the electric output of our electricity generating stations was sold based on rates set by regulatory authorities while they were owned by NYSEG. As a result and because electricity rates will now be set by the operation of market forces, the historical financial data with respect to our electricity generating stations for periods prior to May 14, 1999 is not meaningful or indicative of our future results. Our results of operations in the future will depend primarily on revenues from the sale of electric energy, installed capacity and ancillary products, and the level of our operating expenses.

         Energy revenue results from sales of electricity into the New York power market and adjoining power pools. Capacity revenue results from our commitment of our generating capacity to NYSEG under the capacity purchase agreement that we entered into with NYSEG to satisfy NYSEG's requirement to procure capacity commitments sufficient to meet its forecasted peak demand plus a reserve requirement. Other revenue in the period ended December 31, 1999 resulted mainly from the sale of credits for the emission of nitrogen oxides.

         During the period from May 14, 1999 to December 31, 1999, we generated revenues of $163 million from sales of electricity and $18 million from the capacity purchase agreement with NYSEG. Operating expenses totaled $128 million primarily due to fuel cost for electric generation of $71 million. Net interest expense for the period was $33 million. Our net income during this period was $24 million.

         The Somerset Generating Station was taken out of service from May 14, 1999 to June 28, 1999 to complete the installation of a selective catalytic reduction system and to make other improvements to the station's turbine and boiler. During the period from May 14 to June 28, 1999, net costs directly related to the construction at the Somerset Generating Station were capitalized and are included in electric generation assets on our balance sheet. Our revenues and our energy generation costs were lower than usual during the period from May 14, 1999 to June 28, 1999 because the Somerset Generating Station was not in service for almost the entire period. Our revenues from sales of electricity during the summer months were positively affected by the abnormally high temperatures experienced in the northeastern United States and the resulting high demand for electricity. As a consequence, our results of operations during the period from May 14, 1999 to December 31, 1999 may not be comparable with our results of operations during future periods or indicative of our future results of operations.

         The pass through trust certificates have accrued additional interest at the rate of 0.50% per annum from November 10, 1999 until we complete an exchange offer for the pass through trust certificates as a result of our failure to complete the exchange offer on or prior to November 10, 1999. We were obligated to pay approximately $229,000 additional interest per month until we completed the exchange offer on March 27, 2000.

         Liquidity and Capital Resources

         The leases for the Somerset Generating Station and the Cayuga Generating Station require that we make fixed semiannual payments of rent on each January 2 and July 2 during the terms of the leases commencing on January 2, 2000 in amounts calculated to be sufficient (1) to pay principal and interest when due on the secured lease obligation notes issued by the special purpose business trusts that own and lease to us the Somerset Generating Station and the Cayuga Generating Station and (2) to pay the economic return of the institutional investors that formed the special purpose business trusts. Our minimum rent obligation under the leases was $36.5 million for 1999 and is $59.8 million for 2000, $60.5 million for 2001, $60.5 million for 2002, $60.5 million for 2003 and a total of $1,467.4 million for the years thereafter. For purposes of the minimum rent obligations described in the preceding sentence, we treated the semiannual rent payments that are due on January 2 of each year as though they would be paid in the preceding year. You can find information concerning our minimum rental obligations that treats rent payments as obligations for the years in which they are due in the notes to our audited financial statements which are included in this Annual Report on Form 10-K. Through January 2, 2017 and so long as no Lease Event of Default exists, we may defer payment of rent obligations under each lease in excess of the amount required to pay principal and interest on the secured lease obligation notes until after the final scheduled payment date of the secured lease obligation notes. In addition, we are required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable basic rent) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. The amount of the rent reserve account required currently is $29 million. We will also be obligated to make payments under the coal hauling agreement with

Somerset Railroad in an amount sufficient, when added to funds available from other sources, to enable Somerset Railroad to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. Somerset Railroad currently has a 364-day term loan of up to $26 million from an affiliate of CIBC World Markets. See "Business--Our Plan and Strategy--Fuel Supply Strategy." As a result of these obligations, we must dedicate a substantial portion of our cash flow from operations to payments of rent under the leases, payment of the principal amount outstanding from time to time under our working capital credit facility with Credit Suisse First Boston and interest on this principal amount and payments under the coal hauling agreement with Somerset Railroad.

         We incurred approximately $64.2 million in capital expenditures with regard to our assets through December 31, 1999, including approximately $31 million that we paid to AES NY, L.L.C. on May 14, 1999 for work in progress on a selective catalytic reduction system at the Somerset Generating Station and including expenditures made in connection with the construction of that selective catalytic reduction system that we capitalized. We will make capital expenditures thereafter according to the life extension program to be implemented at our electricity generating stations. The average capital expenditures to be made under the program are $11.9 million per year. We have budgeted capital expenditures totaling $8.5 million for 2000, $17.4 million for 2001, $10.4 million for 2002, $4.4 million for 2003, $3.5 million for 2004 and a total of $335 million for the remaining years through 2032. These amounts include approximately $11 million to install a selective catalytic reduction system to reduce NOX emissions at the Cayuga Generating Station during a scheduled outage in 2001, although we are also considering other compliance strategies, such as the addition of a selective non-catalytic reduction system. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

         Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements and, other than the expenditures for a selective catalytic reduction system at the Somerset Generating Station, including the construction of new landfill space to manage ash from selective catalytic reduction system operations, and possible expenditures for a selective catalytic reduction system at the Cayuga Generating Station, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our results of operations or our financial condition. See "Business--Regulation--Environmental Regulatory Matters."

         Our net working capital at December 31, 1999 was $47 million. No amounts were borrowed under our working capital credit facility with Credit Suisse First Boston at December 31, 1999. During the period from May 14, 1999 to December 31, 1999, we made only one borrowing under our working capital credit facility. This borrowing was from August 25, 1999 to September 13, 1999 in the amount of $5 million and bore interest at the rate of 9.25% per annum. The outage at the Somerset Generating Station for almost the entire period from May 14, 1999 to June 30, 1999 did not impair our ability to meet our obligations during this period. Subsequent to this outage, our four electricity generating stations are all available for service and are being dispatched to generate electricity when market conditions warrant.

         Cash flow from our operations was sufficient to cover aggregate rental payments under the leases for the Somerset Generating Station and the Cayuga Generating Station on the first rent payment date, January 2, 2000. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter. We also believe that our cash flow from operations, together with amounts we can borrow under our $50 million working capital credit facility with Credit Suisse First Boston (or renewals or refinancings), will be sufficient to cover expected capital requirements over the terms of the leases. If we are required to make unanticipated capital expenditures, our cash flow from operations and operating income in the period incurred might be reduced. In the event of a shortfall between the amount of our commitments and the foregoing sources of funds, the shortfall may be made up by loans or equity contributions from The AES Corporation, but there can be no assurances that The AES Corporation would decide to provide a loan or equity contribution.

         Our working capital credit facility with Credit Suisse First Boston permits us to borrow up to $50 million for operating and maintenance expenses. Loans under the working capital credit facility with Credit Suisse First Boston will be available on a revolving basis, provided that the aggregate principal amount available under the working capital credit facility will be reduced by the outstanding principal amount under any secured borrowings permitted by the terms of the working capital credit facility. During each 12-month period, borrowings under the working capital credit facility must be repaid, and cannot be reborrowed, during a 30-day period preceding at least one semiannual lease rental payment date. Amounts outstanding under the working capital credit facility also must be reduced to zero prior to any rental payment under the leases. The working capital credit facility is secured by a pledge of our membership interest in AEE2, L.L.C., our wholly owned subsidiary that owns the Greenidge Generating Station and the Westover Generating Station, and by a security interest in equipment and personal property of AEE2, L.L.C.

         Our future ability to obtain additional debt financing for working capital, capital expenditures or other purposes is limited by financial covenants restricting our ability to incur debt and liens contained in the agreements governing the leases of the Kintigh Generating Station and the Milliken Generating Station. With certain exceptions, these agreements limit us to a maximum of $100,000,000 of indebtedness, including no more than $25,000,000 of indebtedness for purposes other than to provide working capital.

         Our ability to make distributions to the partners of our company is restricted by the terms of the agreements governing the leases for the Somerset Generating Station and the Cayuga Generating Station. We may make distributions only on or within five days after a semiannual rent payment date and only if all rent on the leases has been paid, the reserve accounts for lease payments that we are required to maintain are fully funded and other conditions are satisfied.

         Year 2000 Compliance

         We have experienced no adverse effects from the expected year 2000 issue, which is the failure of computers to recognize the year 2000 and later years. We do not anticipate any adverse effects from the year 2000 issue.

         Under the Asset Purchase Agreement with NYSEG, NYSEG expressly disclaimed liability for losses stemming from the failure of computers to recognize dates in the year 2000 and later years. NYSEG developed and implemented a year 2000 compliance program for all of its facilities pursuant to which NYSEG assessed the potential impact of this issue on its operations. NYSEG evaluated (a) the vulnerability of its facility operations for the supply of power, (b) its business software and hardware including those systems developed internally and those purchased from third parties and (c) other systems and products used internally that were purchased from third parties. The plan covered the evaluation of imbedded systems, control systems and computer systems at the component level for potential year 2000 impact. NYSEG agreed to deliver to us all materials relating to NYSEG's year 2000 compliance efforts. In addition, we met with the NYSEG personnel responsible for NYSEG's year 2000 compliance efforts and we are familiar with all aspects of these efforts.

         As part of its assessment, NYSEG evaluated all date sensitive systems necessary to generate energy at each of our electricity generating stations and tested these systems during scheduled maintenance outages. At the Somerset Generating Station and the Cayuga Generating Station, these tests included rolling the date forward to December 31, 1999. To the extent that compliance problems existed at any of our electricity generating stations, a replacement option was put into place. NYSEG spent approximately $80,000 in the aggregate in 1998 for testing and upgrades, $70,000 of which was spent at the Somerset Generating Station and the Cayuga Generating Station. During 1999, the combined expenditures by us and NYSEG were approximately $300,000 for testing and upgrades at the Somerset Generating Station and the Cayuga Generating Station. New business systems software and hardware, including software for accounting, inventory management, work management and payroll, which are year 2000 compliant, were put in place at each of our electricity generating stations. In addition, the continuous emission monitoring systems at each of our electricity generating stations were upgraded during 1999 at an aggregate cost of $240,000.

         In addition, NYSEG and we surveyed all of the third parties with which we deal to determine the extent of these third parties' year 2000 compliance efforts and requested compliance certificates from all equipment vendors. NYSEG and we received certifications that the third parties with which we conduct business were year 2000 compliant.

         Forward Looking Statements

         Certain statements contained in this Annual Report on Form 10-K are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should" or "anticipates" or the negative forms or other variations of these terms or comparable terminology, or by discussions of strategy. Future results covered by the forward-looking statements may not be achieved. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant risks, uncertainties and other factors are discussed under the heading "Business--General Development of Business" in this Annual Report on Form 10-K, and you are urged to consider carefully such factors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable.


Item 8.  Financial Statements and Supplementary Data

                  The following financial statements are attached to this Annual Report on Form 10-K following the signature page:

AES EASTERN ENERGY, L.P.

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheet as of December 31, 1999
         Consolidated Statement of Income for the period from May 14, 1999
             (inception) to December 31, 1999
         Consolidated Statement of Changes in Partners' Capital for the period from May 14, 1999 (inception) to December 31, 1999
         Consolidated Statement of Cash Flows for the period from May 14, 1999
             (inception) to December 31, 1999
         Notes to Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheet as of December 31, 1999
         Notes to Consolidated Balance Sheet

* The balance sheet of AES NY, L.L.C. contained in this Annual Report on Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of Our Company

         We are a Delaware limited partnership. Under the Delaware Revised Uniform Limited Partnership Act and our Agreement of Limited Partnership, the general partner of our company, AES NY, L.L.C., manages our business and affairs. Our managers are appointed by AES NY, L.L.C., as general partner of our company. Our managers may be appointed from time to time by AES NY, L.L.C. and hold their positions at the discretion of AES NY, L.L.C. AES NY, L.L.C. may elect to appoint additional managers from time to time. The AES Corporation indirectly owns all member interests in and controls AES NY, L.L.C.

         The following table sets forth certain information concerning our management team as of March 1, 2000.

         Name                      Age      Position

         Dan Rothaupt              48       General Manager
         John Ruggirello           49       Assistant General Manager
         Richard Santoroski        35       Manager of Marketing
         Harry Lovrak              49       Somerset Plant Manager
         Mark Adams                42       Cayuga Plant Manager
         James Mulligan            51       Westover Plant Manager
         Douglas Roll              44       Greenidge Plant Manager

         Dan Rothaupt, our management team leader, is a former plant manager for AES Thames, a coal-fired facility located in the New England power pool region. Mr. Rothaupt has been with The AES Corporation for 10 years. In addition to AES Thames, he has managed a number of complex operations including the startup of The AES Corporation's business in Hawaii with its coal-fired Barbers Point facility. Mr. Rothaupt has a proven track record of reducing costs while organizing The AES Corporation's businesses at various locations in the United States and has 25 years experience working in various aspects of power systems. Mr. Rothaupt is General Manager of our company. Mr. Rothaupt has a Bachelor of Science degree in Mechanical Engineering from the United States Coast Guard Academy.

         John Ruggirello is a Vice President of The AES Corporation and has over 21 years of industry experience. Mr. Ruggirello also serves as a board member of NIGEN, Ltd., a joint venture of The AES Corporation which acquired 760MW of coal-fired generating assets from the government of Northern Ireland, including a 45-year-old plant which had an availability of 100% in 1998. Mr. Ruggirello heads a group within The AES Corporation responsible for project development, construction and plant operations in much of the eastern United States and Canada. He served as President of AES Beaver Valley from 1990 to 1996. Mr. Ruggirello is Assistant General Manager of our Company. He has a Bachelor of Science degree in Mechanical Engineering from the New Jersey Institute of Technology.

         Richard Santoroski worked for NYSEG for 13 years prior to May 14, 1999 primarily in engineering positions in the system protection and control group (relay) and in field distribution offices. Mr. Santoroski was formerly the lead engineer in the electric resource planning group. Mr. Santoroski has extensive experience in power marketing, including trading physical power options, swaps and forwards, developing and marketing structured products in the New York power pool, the New England power pool and the Pennsylvania-New Jersey-Maryland power pool and overseeing NYSEG's trading, risk management and billing. Mr. Santoroski is the Manager of Power Marketing of our company. Mr. Santoroski has a Bachelor of Science degree in Electrical Engineering from Pennsylvania State University and a Master of Science degree in Electrical Engineering and a Master of Business Administration, both from Syracuse University.

         Harry Lovrak has over 16 years experience in design, start-up and management of utility plants and has worked for The AES Corporation for 13 years. Mr. Lovrak was formerly the plant manager for AES Beaver Valley, a 50 year old coal-fired facility which has consistently achieved capacity factors in excess of 90% under Mr. Lovrak's leadership. Mr. Lovrak is the plant manager of the Somerset Generating Station. Mr. Lovrak has a Bachelor of Science degree in Chemical Engineering from Ohio University.

         Mark Adams has worked for The AES Corporation for 10 years with experience primarily in the area of financial accounting and reporting. He has recently assisted in the takeover of 4,000MW of generating capacity purchased from Southern California Edison as part of that utility's divestiture program. Mr. Adams is the plant manager of the Cayuga Generating Station. Mr. Adams holds a Bachelor of Science degree in Accounting and Business Administration from Northeastern State University.

         James Mulligan has over 25 years experience in the power generation business including design and management of utility plants. Mr. Mulligan was formerly employed by NYSEG as the plant manager at the Cayuga Generating Station. Prior to that, he was responsible for NYSEG's four central area plants, which achieved the lowest production costs and highest availabilities in their operating history during his tenure. Mr. Mulligan is the plant manager of the Westover Generating Station. Mr. Mulligan has a Bachelor of Science degree in Mechanical Engineering from the New York Institute of Technology.

         Douglas J. Roll has over 17 years experience in the power generation business in areas of plant management, engineering, design, construction and start-up of fossil fuel-fired power plants. Mr. Roll was formerly the Station Manager at NYSEG's Greenidge Station where he directed the efforts of the station's staff to the lowest production cost and heat rate and highest reliability and availability in 25 years. Prior to that, Mr. Roll was the Manager of Mechanical Engineering in NYSEG's Generation Department, responsible for directing the engineering, design, construction and start-up of large scale capital projects at NYSEG's coal fired power plants. Mr. Roll is the Plant Manager of the Greenidge Generating Station. Mr. Roll holds a Bachelor of Science degree in Mechanical Engineering from Cornell University and a Bachelor of Arts degree in Biology from Queens College of the City University of New York. Mr. Roll is a registered Professional Engineer in the State of New York.

         Management of AES NY, L.L.C., the General Partner of Our Company

         AES NY, L.L.C., the general partner of our company, is a Delaware limited liability company managed by managers who are designated as directors. The Board of Directors of AES NY, L.L.C. comprises two classes of directors, the Class A Directors and the Class B Director. There are three Class A Directors, Barry J. Sharp, John R. Ruggirello and Dan Rothaupt, each elected by the members of the limited liability company. The business and affairs of AES NY, L.L.C. are managed by the Class A Directors. The Class B Director's only participation in the management of AES NY, L.L.C. is in matters of bankruptcy or related matters. Mr. Rothaupt is also the President of AES NY, L.L.C.


Item 11.  Executive Compensation

                  Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                  Not Applicable.

Item 13.  Certain Relationships and Related Transactions

                  Not Applicable.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

     (1) The following financial statements are attached to this Annual Report on Form 10-K following the signature page:

      AES EASTERN ENERGY, L.P.

      Independent Auditors' Report

      Financial Statements:

              Consolidated Balance Sheet as of December 31, 1999
              Consolidated Statement of Income for the period from May 14, 1999
                  (inception) to December 31, 1999
              Consolidated Statement of Changes in Partners' Capital for the
                  period from May 14, 1999 (inception) to December 31, 1999
              Consolidated Statement of Cash Flows for the period from May 14,
                  1999 (inception) to December 31, 1999
              Notes to Consolidated Financial Statements

      AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

      Independent Auditors' Report

      Financial Statements:

              Consolidated Balance Sheet as of December 31, 1999
              Notes to Consolidated Balance Sheet

      * The balance sheet of AES NY, L.L.C. contained in this Annual Report on Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

     (2) Financial Statement Schedules

              Schedules are omitted as the information is either not applicable, not required or has been furnished in the financial statements or notes thereto included in this Annual Report on Form 10-K.

     (3) Exhibits

         Exhibit No.                         Description
         ----------                          -----------

         3.1                   Certificate of Limited Partnership of AES Eastern
                               Energy, L.P.*

         3.2 Agreement of Limited Partnership of AES Eastern Energy, L.P., dated as of May 4, 1999*

         4.1                   Form of 9.0% Series 1999-A Pass Through
                               Certificate*

         4.2                   Form of 9.67% Series 1999-B Pass Through
                               Certificate*

         4.3a Pass Through Trust Agreement A, dated as of May 1, 1999, between AES Eastern Energy, L.P. and Bankers Trust Company, as Pass Through Trustee, made with respect to the formation of the Pass Through Trust, Series 1999-A and the issuance of 9.0% Pass Through Certificates, Series 1999-A*

         4.3b Schedule identifying substantially identical agreement to Pass Through Trust Agreement constituting Exhibit 4.3a hereto*

         4.4a Participation Agreement (Kintigh A-1), among AES Eastern Energy, L.P., as Lessee, Kintigh Facility Trust A-1, as Owner Trust, DCC Project Finance Fourteen, Inc., as Owner Participant, Bankers Trust Company, as Indenture Trustee, and Bankers Trust Company, as Pass Through Trustee, dated as of May 1, 1999*

         4.4b Schedule identifying substantially identical agreement to Participation Agreement constituting Exhibit 4.4a hereto*

         Exhibit No.                         Description
         ----------                          -----------

         4.5a Participation Agreement (Milliken A-1), among AES Eastern Energy, L.P., as Lessee, Milliken Facility Trust A-1, as Owner Trust, DCC Project Finance Fourteen, Inc., as Owner Participant, Bankers Trust Company, as Indenture Trustee, and Bankers Trust Company, as Pass Through Trustee, dated as of May 1, 1999*

         4.5b Schedule identifying substantially identical agreement to Participation Agreement constituting
                               Exhibit 4.5a hereto*

         4.6a Facility Lease Agreement (Kintigh A-1), between Kintigh Facility Trust A-1, as Lessor, and AES Eastern Energy, L.P., as Lessee, dated as of May 1, 1999*

         4.6b Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 4.6a hereto*

         4.7a Facility Lease Agreement (Milliken A-1), between Milliken Facility Trust A-1, as Lessor, and AES Eastern Energy, L.P., as Lessee, dated as of May 1, 1999*

         4.7b Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 4.7a hereto*

         4.8a Indenture of Trust and Security Agreement (Kintigh A-1), between Kintigh Facility Trust A-1, as Owner Trust, and Bankers Trust Company, as Indenture Trustee, dated as of May 1, 1999*

         4.8b Schedule identifying substantially identical agreements to Indenture of Trust and Security Agreement constituting Exhibit 4.8a hereto*

         4.9a Indenture of Trust and Security Agreement (Milliken A-1), between Milliken Facility Trust A-1, as Owner Trust, and Bankers Trust Company, as Indenture Trustee, dated as of May 1, 1999*

         4.9b Schedule identifying substantially identical agreements to Indenture of Trust and Security Agreement constituting Exhibit 4.9a hereto*

         4.10 Secured Revolving O&M Costs Facility, among AES Eastern Energy, L.P., the Banks named therein and Credit Suisse First Boston Corp., dated as of May 14, 1999*

         4.11 Registration Rights Agreement, between AES Eastern Energy, L.P., and Morgan Stanley & Co. Inc., Credit Suisse First Boston Corp. and CIBC World Markets Corp., dated as of May 11, 1999*

         4.12 Security Agreement, between AEE2, L.L.C. and Credit Suisse First Boston, dated as of May 14, 1999*

         4.13 LLC Membership Interest Pledge Agreement, between AES Eastern Energy, L.P. and Credit Suisse First Boston, dated as of May 14, 1999*

         Exhibit No.                         Description
         ----------                          -----------

         10.1 Asset Purchase Agreement, among NGE Generation, Inc., New York State Electric & Gas Corporation ("NYSEG"), and AES NY, L.L.C. ("AES NY"), dated as of August 3, 1998, (incorporated herein by reference to exhibit 10.2 of the Annual Report on Form 10-K of Energy East Corp. for the year ended December 31, 1998 filed on March 29, 1999, SEC file #001-14766)

         10.2a Milliken Operating Agreement, between AES NY and NYSEG, dated as of August 3, 1998*

         10.2b Amendment No. 1 to the Milliken Operating Agreement, dated as of May 6, 1999*

         10.3a Interconnection Agreement, between AES NY and NYSEG, dated as of August 3, 1998*

         10.3b Amendment No. 1 to the Interconnection Agreement, dated as of May 6, 1999*

         10.4 Interconnection Implementation Agreement, between NYSEG and AES NY, dated as of May 6, 1999*

         10.5 Standard Bilateral Power Sales Agreement and Transaction Agreement, between AES Eastern Energy and NYSEG Solutions, Inc., dated as of May 14, 1999*

         10.6 Scheduling and Settlement Agreement, among NYSEG, AES Creative Resources, L.P., AES Eastern Energy and EME Homer City Generation, dated as of March 18, 1999*

         10.7 Agreement to Assign Transmission Rights and Obligations, between AES NY and NYSEG, dated as of August 3, 1998*

         10.8 New York Transition Agreement, between AES NY and NYSEG, dated as of August 3, 1998*

         10.9a Reciprocal Easement Agreement (Kintigh Station), between AES NY and NYSEG, dated as of August 3, 1998*

         10.9b Reciprocal Easement Agreement (Milliken Station), between AES NY and NYSEG, dated as of August 3, 1998*

         10.9c Reciprocal Easement Agreement (Greenidge Station), between AES NY and NYSEG, dated as of August 3, 1998*

         10.9d Reciprocal Easement Agreement (Goudey Station), between AES NY and NYSEG, dated as of August 3, 1998*

         10.10 Coal Sales Agreement, among NYSEG, Consolidation Coal Company, CONSOL Pennsylvania Coal Company, Nineveh Coal Company, Greenon Coal Company, McElroy Coal Company and Quarto Mining Company, dated as of November 1, 1983*

         10.11a Coal Supply Agreement, between NYSEG and United Eastern Coal Sales Corporation, dated as of January 12, 1998*

         10.11b Amendment No. 1 to Coal Sales Agreement, dated as of February 20, 1998*

         Exhibit No.                         Description
         ----------                          -----------


         10.12 Coal Supply Agreement, between NYSEG and Eastern Associated Coal Corporation, dated as of July 1, 1994*

         10.13 Coal Hauling Agreement, among Somerset Railroad Corporation, AES NY3, L.L.C., and AES Eastern Energy L.P., dated as of May 6, 1999*

         10.14 Scheduling and Settlement Agreement, among CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company and NYSEG, dated as of February 20, 1998*

         10.15 Capacity, Energy and Marketing Agreement, between Merchant Energy Group of the Americas, Inc. and AES Eastern Energy, dated as of April 8, 1999. (The Registrant has requested confidential treatment for certain information identified in this exhibit.)*

         10.16 Kintigh Turbine Agreement, among NGE, NYSEG and AES Eastern Energy L.P. dated as of April 13, 1999*

         10.17 Omnibus Agreement, between NYSEG and AES NY, dated as of May 7, 1999*

         10.18 Assignment and Assumption Agreement, among NGE, NYSEG and AES NY, dated as of May 14, 1999*

         10.19 Deposit and Disbursement Agreement among AEE, Credit Suisse First Boston, as Working Capital Provider, and Bankers Trust Company, as Depositary Agent, et al., dated May 1, 1999*

         12.1 Statement regarding ratio of earnings to fixed charges

         21.1                  Subsidiaries Schedule*

         24.1                  Power of Attorney

         27.1                  Financial Data Schedule

------------------------------

* Incorporated herein by reference to similarly numbered exhibit to the Registration Statement on Form S-4 of AES Eastern Energy, L.P. (Reg. No. 333-89725), filed with the Securities and Exchange Commission on October 26, 1999.

(b)  Reports on Form 8-K.

         No reports on Forms 8-K have been filed during the last quarter of our fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AES Eastern Energy, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000

                                   AES EASTERN ENERGY, L.P.
                                         By: AES NY, L.L.C., as General Partner



                                   By: /s/ Dan Rothaupt
                                       -------------------------
                                       Dan Rothaupt
                                       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                       Title                          Date
---------------------   -----------------------                 ---------------


  /s/ Dan Rothaupt      President (chief executive officer)      March 30, 2000
---------------------   and Class A Director of AES NY, L.L.C.
Dan Rothaupt


  /s/ John Ruggirello   Vice President and Class A Director of   March 30, 2000
---------------------   AES NY, L.L.C.
John Ruggirello


  /s/ Barry Sharp       Chief Financial Officer (and chief       March 30, 2000
---------------------   accounting officer) and Class A Director
Barry Sharp             of AES NY, L.L.C.



Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

         We did not, and do not intend to, send to security holders an annual report covering our last fiscal year (other than this Annual Report on Form 10-K) or a proxy statement with respect to an annual or other meeting of security holders.

                          Index to Financial Statements

                                                                            Page
AES EASTERN ENERGY, L.P.

Independent Auditors' Report........................................         F-2

Financial Statements:

   Consolidated Balance Sheet.......................................         F-3

   Consolidated Statement of Income.................................         F-4

   Consolidated Statement of Changes in Partners' Capital...........         F-5

   Consolidated Statement of Cash Flows.............................         F-6

   Notes to Consolidated Financial Statements.......................         F-7

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report........................................        F-17

Financial Statements:

   Consolidated Balance Sheet........................................       F-18

   Notes to Consolidated Balance Sheet...............................       F-19



*The balance sheet of AES NY, L.L.C. contained in this Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P. The pass through trust certificates do not represent an interest in or an obligation of AES NY, L.L.C.

INDEPENDENT AUDITORS' REPORT


To the Partners of
 AES Eastern Energy, L.P.

We have audited the accompanying consolidated balance sheet of AES Eastern Energy, L.P. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Partnership) as of December 31, 1999, and the related consolidated statements of income, changes in partners' capital, and cash flows for the period from May 14, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES Eastern Energy, L.P., and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from May 14, 1999 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP



McLean, Virginia
March 17, 2000

AES EASTERN ENERGY, L.P.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999
(Amounts in Thousands)
-------------------------------------------------------------------------------


ASSETS
------

CURRENT ASSETS:
     Restricted cash:
        Operating - cash and cash equivalents                    $      4,200
        Revenue account                                                48,437
     Accounts receivable - trade                                       22,481
     Accounts receivable - affiliates                                     271
     Accounts receivable - other                                          322
     Inventory                                                         27,989
     Prepaid expenses                                                   6,189
                                                                 -------------

          Total current assets                                        109,889
                                                                 -------------
PROPERTY, PLANT, EQUIPMENT, AND
     RELATED ASSETS:
     Land                                                               6,850
     Electric generation assets (net of
        accumulated depreciation of $17,389)                          986,552
                                                                 -------------

          Total property, plant, equipment and related assets         993,402
                                                                 -------------
OTHER ASSETS:
     Rent reserve account                                              29,543
                                                                 -------------

TOTAL ASSETS                                                     $  1,132,834
                                                                 =============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

CURRENT LIABILITIES:
     Accounts payable                                            $        508
     Accrued interest expense                                          38,460
     Due to The AES Corporation                                         3,250
     Other accrued expenses                                            12,995
     Other liabilities                                                  7,837
                                                                 -------------

          Total current liabilities                                    63,050
                                                                 -------------

LONG-TERM LIABILITIES:
     Lease financing - long term                                      650,000
     Environmental remediation                                         11,080
     Defined benefit plan obligation                                   23,880
     Other liabilities                                                  6,603
                                                                 -------------

          Total long-term liabilities                                 691,563
                                                                 -------------

TOTAL LIABILITIES                                                     754,613

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL                                                     378,221
                                                                 -------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $  1,132,834
                                                                 =============

AES EASTERN ENERGY, L.P.

CONSOLIDATED STATEMENT OF INCOME
PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
(Amounts in Thousands)
--------------------------------------------------------------------------------

OPERATING REVENUES:
     Energy                                                           $162,854
     Capacity                                                           17,927
     Other                                                               3,787
                                                                      ---------

          Total revenues                                               184,568
                                                                      ---------
OPERATING EXPENSES:
     Fuel                                                               70,718
     Depreciation and amortization                                      17,389
     Operating and maintenance                                           7,639
     General and administrative                                         31,784
                                                                      ---------

          Total operating expenses                                     127,530
                                                                      ---------

OPERATING INCOME                                                        57,038
                                                                      ---------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (33,719)
     Interest income                                                     1,096
                                                                      ---------

          Total other income (expense)                                 (32,623)
                                                                      ---------

NET INCOME                                                            $ 24,415
                                                                      =========


See notes to consolidated financial statements.

AES EASTERN ENERGY, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                 General        Limited
                                                                 Partner        Partner        Total
BALANCE, MAY 14, 1999                                           $   -           $   -         $   -

     Capital contribution (net of $1.1 million to be
        returned to The AES Corporation, see Note 8)              3,538          350,268       353,806

     Net income for the period ended December 31, 1999              244           24,171        24,415
                                                                ---------       ---------     ---------

BALANCE, DECEMBER 31, 1999                                      $ 3,782         $374,439      $378,221
                                                                =========       =========     =========


See notes to consolidated financial statements.

AES EASTERN ENERGY, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
(Amounts in Thousands)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $  24,415
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                                    17,389
       Accrued interest expense                                         33,719
       Interest income accrued in rent reserve account                    (870)
       Net defined benefit plan cost                                     1,479
     Changes in current operating assets and liabilities:
       Accounts receivable - trade                                     (22,803)
       Accounts receivable - affiliates                                   (271)
       Inventory                                                        (5,055)
       Prepaid expenses                                                 (6,189)
       Accounts payable                                                    508
       Other liabilities                                                 2,687
       Other accrued expenses                                           12,995
                                                                      ---------

          Net cash provided by operating activities                     58,004
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of assets at inception date                          (267,424)
     Payments for capital additions                                    (64,223)
     Increase in restricted cash                                       (52,637)
                                                                      ---------

          Net cash used in investing activities                       (384,284)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash capital contributions                                        354,953
     Payments to rent reserve account                                  (28,673)
                                                                      ---------

          Net cash provided by financing activities                    326,280
                                                                      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                      -

CASH AND CASH EQUIVALENTS, MAY 14, 1999                                    -
                                                                      ---------

CASH AND CASH EQUIVALENTS, DECEMBER 31, 1999                          $    -
                                                                      =========



On May 14, 1999, the Partnership acquired electric generation assets valued at $650 million under leases accounted for as a financing.

AES EASTERN ENERGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
================================================================================


1.    GENERAL

      AES Eastern Energy, L.P. (the Partnership), a Delaware limited partnership, was formed on December 2, 1998. The Partnership's wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). The Partnership began operations on May 14, 1999 (see Note 3). Prior to that date, the Partnership had no operations. The Partnership is an indirect wholly owned subsidiary of The AES Corporation. The Partnership has adopted December 31 as its fiscal year-end.

      The Partnership was established for the purpose of owning and operating four coal-fired electric generating stations (the Plants) with a total combined capacity of 1,268 MW. The partners of the Partnership are comprised of AES NY, L.L.C. (the General Partner) and AES NY2, L.L.C. (the Limited Partner) both of which are indirect wholly owned subsidiaries of The AES Corporation (AES). The Plants are owned or leased by the Partnership (see Note 3) and are operated by the Partnership's wholly owned subsidiaries in the State of New York, pursuant to operation and maintenance agreements with the Partnership.

      The Plants sell generated electricity, as well as installed capacity and ancilliary services, directly into the New York Independent System Operator (ISO) system, Pennsylvania, New Jersey, Maryland Power Pool
      (PJM), and New England Power Pool (NEPOOL). For Federal regulatory purposes, the Partnership is an exempt wholesale generator (EWG). As an EWG, the Partnership cannot make retail sales of electricity and can only make wholesale sales of electricity, installed capacity, and ancillary services into wholesale power markets.

      The Partnership has entered into a two-year agreement for energy marketing services with Merchant Energy Group of the Americas, Inc. (MEGA), an Annapolis, Maryland-based subsidiary of Gener S.A., a Chilean independent power producer. MEGA is responsible for marketing the Partnership's electric energy, installed capacity, and ancillary services.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership, AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C. (which includes its subsidiaries, AES Westover, L.L.C., and AES Greenidge, L.L.C.). All material intercompany transactions have been eliminated.

      Cash and Cash Equivalents - The Partnership considers cash on hand, deposits in banks, and short-term marketable securities with original maturities of three months or less in operating accounts to be cash and cash equivalents.

      Restricted Cash - Under the terms of the deposit and disbursement agreement entered into in connection with the lease of two plants (see
      Note 6), all revenues of the Partnership and its subsidiaries are deposited into a revenue account administered by the depositary agent. On request of the Partnership and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements, and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget requires confirmation from an independent engineer that such payment is based on reasonable assumptions.

      Inventory - Inventory, valued at fair market value on the date of acquisition (see Note 3), and subsequently valued at the lower of cost (average cost basis) or market, consists of coal and other raw materials used in generating electricity, and spare parts, materials, and supplies.

      Inventory, as of December 31, 1999, consisted of the following (in thousands):

        Coal and other raw materials                                  $  9,953
        Spare parts, materials, and supplies                            18,036
                                                                      ---------

        Total                                                         $ 27,989
                                                                      =========

      Property, Plant, Equipment, and Related Assets - Electric generation assets that existed at the date of acquisition (see Note 3) are recorded at fair market value. The Somerset (formerly known as Kintigh) and Cayuga (formerly known as Milliken) Plants, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing (see Note 6). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for the Somerset and Cayuga Plants, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. Maintenance and repairs are charged to expense as incurred.

      Electric generation assets as of December 31, 1999, consisted of the following (in thousands):

        Electric generation tangible assets                           $762,890
        Other intangible assets                                        241,051
        Accumulated depreciation and amortization                      (17,389)
                                                                      ---------

        Total                                                         $986,552
                                                                      =========

      Other intangible assets represent assets that were identified and valued in an independent appraisal and that are directly related to the physical assets of the Plants. These include trading benefits derived from the ability of the Partnership to enter new deregulated markets through sale of the output of the Plants, potential revenues from ancillary services, and mitigation of environmental risk due to the advanced emissions control equipment that has already been installed at the principal Plants. Trading benefits provide both the Plants and the Partnership the ability to arbitrage electricity generation and installed capacity in order to capture the most lucrative prices in available markets. Ancillary services include voltage support, spinning reserves, and other activities that enhance the stability and reliability of the transmission system. These services will be purchased by the organizations that manage power systems rather than wholesale electricity customers. Mitigation of environmental risk reflects the Partnership's ability, created by pollution control devices, to effectively use lower cost and lower grade coal to provide the same electricity output as its competitors. Amortization is computed on the same basis as the related assets (28 to 34 years).

      Rent Reserve Account - As part of the Partnership's lease obligation (see
      Note 6), the Partnership is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 1999, the Partnership had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among the Partnership, each Owner Trust (see Note 3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, the Partnership deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned thereunder at an interest rate of 4.79% per annum. Interest earnings as of December 31, 1999, were approximately $870,000 and are included in the rent reserve account balance. At December 31, 1999, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheet, as it can only be utilized to satisfy lease obligations.

      In the future, the Partnership may fulfill its obligation to maintain the required balance of the rent reserve account either by deposits into the rent reserve account or by making amounts available under the Payment Undertaking Agreement, such that the aggregate amount of such deposits in the rent reserve account and amounts available to be paid under the Payment Undertaking Agreement are equal to the required balance of the rent reserve account.

      Line of Credit Agreement - The Partnership has established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. Amounts outstanding under the working capital facility are required to be reduced to zero for thirty days prior to any one lease rental payment date in each year. Interest accrues on outstanding balances at a base rate plus 1% or the applicable adjusted Eurodollar rate plus 1.75%. The working capital credit facility is collateralized by a pledge of the Partnership's membership interest in AEE2, L.L.C. and by a security interest in equipment and personal property of AEE2, L.L.C. As of December 31, 1999, no amounts were outstanding under this credit facility.

      Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

      New York Transition Agreement - As the New York ISO system represents a deregulated environment, the ISO will attempt to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain installed capacity commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. The General Partner entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which the Partnership will sell its installed capacity to NYSEG in order to permit NYSEG to comply with ISO standards for system stability. The transition agreement was assumed by the Partnership on the date of acquisition of the Plants. The Partnership recognizes revenue under this contract as it is earned, which is $68 per MW per day for installed capacity made available.

      Income Taxes - A provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its revenues and expenses to the individual partners. Differences between the results of operations reported in the financial statements and those reported on individual partners' income tax returns are due primarily to the use of different lease treatment, accelerated depreciation methods, and shorter useful lives for income tax purposes.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Comprehensive Income - In 1999, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Partnership's financial statements as it had no items of other comprehensive income.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established standards for the accounting and reporting of derivative financial instruments and hedging activities. The standard will be adopted by the Partnership during fiscal year 2001. The Partnership is currently evaluating the impact of the adoption of SFAS No. 133.

3.    ACQUISITION

      On May 14, 1999, the Partnership's four Plants were acquired from NYSEG for approximately $914 million. The Partnership acquired ownership of two of the Plants, Westover (formerly known as Goudy) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, the Partnership entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Partnership accounts for these leases as a financing (see Note 6).

      The acquisition was financed by capital contributions from the General Partner and the Limited Partner in an aggregate amount equal to the purchase price for the Plants, certain associated costs and expenses, and certain amounts for working capital less the net proceeds from the leasing transactions with respect to the Somerset and Cayuga Plants described above. The acquisition has been accounted for as an asset purchase.

      In connection with the acquisition, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediations for soil and ground water contamination. The Partnership engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and the Partnership's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. The Partnership recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost. As of December 31, 1999, $2 million was classified as a current liability.

      Also in connection with the acquisition, the General Partner entered into an agreement for the construction of a selective catalytic reduction (SCR) facility at the Somerset Plant. The SCR facility is designed to significantly reduce the amount of nitrogen oxide emissions from the burning of coal fuel at the Somerset Plant. The Partnership acquired the SCR work in progress from the General Partner on May 14, 1999, for approximately $31 million, which was the contract price for the SCR. Construction of this asset began prior to the acquisition of the Plants. On the acquisition date, the Somerset Plant was shut down to complete construction and make other improvements. The outage lasted until late June 1999. All costs associated with the installation of the SCR, including construction and engineering costs, wages of people involved in the construction, and interest expense during the period were capitalized. The Somerset Plant was placed back in service on June 28, 1999.

      The Partnership receives certain payments for installed capacity under the New York Transition Agreement (see Note 2). Payments received while the Somerset Plant was out of service, of approximately $2.1 million, have reduced the total amount of capitalized costs. Total costs capitalized during construction were approximately $52 million, which included approximately $5.2 million in capitalized interest.

      The purchase agreement with NYSEG relating to the acquisition of the Plants provided for a post-closing adjustment of the purchase price to reflect the actual book value of inventories and a pro rata allocation of various expenses as of the acquisition date. As a result of this adjustment and to settle other contractual obligations, NYSEG returned approximately $1.6 million.

4.    PARTNERSHIP AGREEMENT

      The Partnership was capitalized with an initial contribution of $10 from the General Partner and $990 from the Limited Partner. Subsequently, the General Partner and the Limited Partner contributed $354 million to the Partnership (see Note 5).

      The General Partner is responsible for the day-to-day management of the Partnership and its operations and affairs, and is responsible for all liabilities and obligations of the Partnership. Under the terms of the Partnership Agreement, the Limited Partner is not liable for any obligations, liabilities, debts, or contracts of the Partnership and is only responsible to make capital contributions when required under the Partnership Agreement.

      All distributions, profits, and losses of the Partnership are allocated among the partners based on their ownership interests, currently 1% for the General Partner and 99% for the Limited Partner.

5.    CAPITALIZATION

      The Partnership is indirectly owned by AES New York Funding, L.L.C. (AES Funding), which is a special purpose financing vehicle established to raise a portion of the capital contributed to the Partnership through the General Partner and the Limited Partner. AES Funding is a direct wholly owned subsidiary of AES.

      On May 11, 1999, AES Funding entered into a three-year loan agreement with a syndicate of banks, with Morgan Guaranty Trust Company of New York as Agent, in the amount of $300 million. AES Funding contributed 1% of this amount to the General Partner and 99% of this amount to the Limited Partner which, in turn, made an aggregate capital contribution of $300 million to the Partnership. AES also contributed capital in the amount of approximately $54 million through AES Funding, which subsequently contributed this amount to the General Partner and the Limited Partner which, in turn, made a capital contribution of approximately $54 million to the Partnership.

      Collateral for the loan consists of a pledge of the membership interests of AES New York Holdings, L.L.C., a direct wholly owned subsidiary of AES Funding, which is the 100% direct owner of both the General Partner and the Limited Partner.

      AES Funding is dependent upon the residual cash flows from the Partnership received in the form of dividends to service its debt. The loan is payable on May 14, 2002, and bears interest at a variable rate based on the terms of the loan agreement, which was 9.25% as of December 31, 1999. The Partnership has no obligation to repay this loan. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES New York Holdings, L.L.C., which would divest AES of control of the Partnership.

6.    LEASE FINANCING

      The Partnership's leases for the Somerset and Cayuga Plants are accounted for as a financing (see Note 3). Minimum lease payments and the present value of the lease obligation are as follows (in thousands):

                                                                      Lease
     Fiscal Years ending December 31,                                Payments

          2000                                                   $    67,462
          2001                                                        58,422
          2002                                                        62,577
          2003                                                        57,551
          2004                                                        63,450
          Thereafter                                               1,435,672
                                                                 ------------

     Total minimum lease payments                                  1,745,134

     Less imputed interest                                        (1,095,134)
                                                                 ------------

     Present value of minimum lease payments                     $   650,000
                                                                 ============


      Through January 2, 2017, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants.

      The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 9.252% and 9.024% for the Somerset and Cayuga facilities, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 1999. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased facilities, as of December 31, 1999, was approximately $11.1 million.

      The agreements governing the leases restrict the Partnership's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity. The ability of the Partnership to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met.

      In connection with the lease agreements, the Partnership is required to maintain an additional liquidity account. The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see
      Note 2) or $29 million. As of December 31, 1999, the Partnership had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by BankBoston, dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of the Partnership. However, the Partnership is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

      An aggregate amount in excess of $65 million is available to be drawn under the Payment Undertaking Agreement (see Note 2) and the Additional Liquidity Letter of Credit for making rental payments. In the event sufficient amounts to make rental payments are not available from other sources, a withdrawal from the additional liquidity account (which may include making a drawing under the Additional Liquidity Letter of Credit) and from the rent reserve account (which may include making a demand under the Payment Undertaking Agreement) may be made for rental payments.

7.    COMMITMENTS AND CONTINGENCIES

      Coal Purchases - In connection with the acquisition of the Plants, the Partnership has assumed from NYSEG an agreement to purchase the coal required by the Somerset, Cayuga, and Westover Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers are committed to sell and the Partnership is committed to purchase all three lots of coal and either party may request renegotiation of one lot of coal for the following year. If either party requested renegotiation during 2000 but the parties failed to reach agreement, then the parties would have commitments with respect to only two lots in 2001. If the same thing happened in 2001, the parties would have commitments with respect to only one lot in 2002. Either party could terminate the contract in its sole discretion at the end of 2002. As of the acquisition date, the contract prices were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of December 31, 1999, the remaining liability was approximately $11.8 million.

               Transmission Agreements - On August 3, 1998, the General Partner entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the General Partner under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by the Partnership on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, the Partnership discontinued using this service. The Partnership does not intend to transmit over these lines and was required to pay the current fees until the effective cancellation date, November 19, 1999. These fees were approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because the Partnership did not use the lines during this period, the Partnership received no economic benefit subsequent to the acquisition.

               The Partnership was informed by NIMO that the Partnership would be responsible for the monthly fees of $500,640 to the original termination date of October 1, 2004. On October 5, 1999, the Partnership filed a complaint against NIMO alleging that the Partnership has a right to non-firm transmission service upon six months prior notice without payment of $500,640 in monthly fees subsequent to the cancellation date of November 19, 1999. On March 9, 2000, a settlement was reached between the Partnership and NIMO, which is subject to approval by the Federal Energy Regulatory Commission (FERC). According to the settlement, the Partnership will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999, to October 1, 2004 and in turn, will receive a form of transmission service commencing on May 1, 2000, which the Partnership believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. The Partnership shall have the right under a Remote Load Wheeling Agreement (RLWA) to transmit over firm transmission lines from the Somerset Plant. The Partnership shall have the right to convert up to 298 MW of its firm service to any point on NIMO's transmission system provided that the Partnership shall not be entitled to receive any transmission service between the Somerset Plant and points under the RLWA. The Partnership shall have the right to refile the original complaint with FERC on May 1, 2001, provided that the Partnership notifies NIMO and NYSEG in writing of its intention to refile the complaint no later than February 1, 2001. At December 31, 1999, monthly fees due for the period from November 20, 1999 to May 1, 2000 pursuant to the settlement, aggregating approximately $2.8 million, have been recorded as a liability and expense, because the Partnership receives no economic benefits associated with these payments during this period.

      Environmental - The Partnership has recorded a liability for environmental remediation associated with the acquisition of the Plants (see Note 3). On an ongoing basis, the Partnership monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

      On October 14, 1999, the Partnership received an information request letter from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from New York State Department of Environmental Conservation seeking similar operating and maintenance history from the Plants. This information is being sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. If the Attorney General or the Department of Environmental Conservation does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants. The Partnership is unable to estimate the impact, if any, of these investigations on its financial condition or results of future operations.

      Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the New York Department of Environmental Conservation to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the Federal Environmental Protection Agency. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Two of the Plants, Cayuga and Greenidge, are currently subject to SO2 allowance requirements, and effective January 1, 2000, all of the Plants are required to hold sufficient allowances to emit SO2. Both NOx and SO2 allowances may be bought, sold, or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts.

8.    RELATED PARTY TRANSACTIONS

      The Partnership has entered into a contract with Somerset Railroad Corporation (SRC), a wholly owned subsidiary of AES NY3, L.L.C., which is an indirect wholly owned subsidiary of AES, pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. The Partnership will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC's outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. The principal on SRC's outstanding indebtedness is approximately $26 million as of December 31, 1999, and is due on May 5, 2000. This term loan bears interest at a rate per annum equal to LIBOR plus 1.35% or a base rate plus 1.25%. SRC intends to refinance this indebtedness prior to the due date. As of December 31, 1999, approximately $1.2 million has been recorded by the Partnership as operating expenses and other accrued liabilities under this agreement.

      Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, which are to be reimbursed by the Partnership. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.

9.    BENEFIT PLANS

      Effective May 14, 1999, the Partnership adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and noncollectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of New York State Electric & Gas. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant was fixed as of such date. As of December 31, 1999, the Plan was completely unfunded. The Partnership will make the required minimum contribution within the Employee Retirement Income Security Act (ERISA) guidelines, which require a minimum contribution to the Plan by September 15, 2000. Pension benefits are based on years of credited service, age of the participant, and average earnings.

      Significant assumptions used in the calculations of the net benefit cost and projected benefit obligation are as follows:

          Discount rate                                                   6.25%

          Rate of compensation increase                                   4.75%

          Expected long-term rate of return on plan assets                8.00%


     Net benefit cost for the period ended December 31, 1999, includes the following components (in thousands):

          Service cost                                                  $   498

          Interest cost on projected benefit obligation                     879
                                                                        --------

          Net benefit cost                                              $ 1,377
                                                                        ========

     Change in projected benefit obligation (in thousands):

          Projected benefit obligation at May 14, 1999                 $ 22,503

          Service cost                                                      498

          Interest cost                                                     879
                                                                       ---------

          Projected benefit obligation as of December 31, 1999         $ 23,880
                                                                       =========


      The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Partnership as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion (APB) No. 16, Business Combinations.

      Additionally, people of the Partnership and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide Partnership matching contributions. Participants are fully vested in their own contributions and the Partnership's matching contributions.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of the Partnership's current financial assets and liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31, 1999. The Partnership is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

11.   SEGMENT INFORMATION

      Under the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Partnership's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.

12.   RESTRICTIONS ON DISTRIBUTIONS TO PARTNERS

      The Partnership's ability to make distributions to its partners is restricted by the terms of the agreements governing the leases of the Somerset and Cayuga Plants. The Partnership may make a distribution to its partners only on or within five business days after a semiannual rent payment date (commencing with the rent payment date occurring on July 2, 2000), so long as the conditions as specified in the agreements have been met. As of December 31, 1999, no distributions have been made (see Note
      6).

                                   * * * * * *

INDEPENDENT AUDITORS' REPORT


To the Member of
 AES NY, L.L.C.

We have audited the accompanying consolidated balance sheet of AES NY, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Company) as of December 31, 1999. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statement presents fairly, in all material respects, the financial position of AES NY, L.L.C. and subsidiaries as of December 31, 1999, in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP

McLean, Virginia
March 17, 2000

AES NY, L.L.C.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999
(Amounts in Thousands)
-------------------------------------------------------------------------------


ASSETS
------

CURRENT ASSETS:
     Restricted cash:
        Operating - cash and cash equivalents                    $      6,274
        Revenue account                                                48,437
     Accounts receivable - trade                                       25,072
     Accounts receivable - other                                          368
     Inventory                                                         30,524
     Prepaid expenses                                                   6,327
                                                                 -------------

          Total current assets                                        117,002
                                                                 -------------
PROPERTY, PLANT, EQUIPMENT, AND
     RELATED ASSETS:
     Land                                                               7,300
     Electric generation assets (net of
        accumulated depreciation of $18,596)                          990,373
                                                                 -------------

          Total property, plant, equipment and related assets         997,673
                                                                 -------------
OTHER ASSETS:
     Rent reserve account                                              29,543
                                                                 -------------

TOTAL ASSETS                                                     $  1,144,218
                                                                 =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

CURRENT LIABILITIES:
     Accounts payable                                            $        552
     Accrued interest expense                                          38,460
     Due to The AES Corporation                                         3,250
     Due to other affiliates                                              257
     Other accrued expenses                                            13,860
     Other liabilities                                                  7,837
                                                                 -------------

          Total current liabilities                                    64,216
                                                                 -------------

LONG-TERM LIABILITIES:
     Lease financing - long-term                                      650,000
     Environmental remediation                                         13,641
     Defined benefit plan obligation                                   28,046
     Other liabilities                                                  6,603
                                                                 -------------

          Total long-term liabilities                                 698,290
                                                                 -------------

TOTAL LIABILITIES                                                     762,506

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST                                                     377,895

MEMBER'S EQUITY                                                         3,817
                                                                 -------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                            $  1,144,218
                                                                 =============

AES NY, L.L.C.

NOTES TO CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999
================================================================================


1.    GENERAL

      AES NY, L.L.C. (the Company), a Delaware limited liability company, was formed on August 2, 1998. The Company is the sole general partner of AES Eastern Energy, L.P. (AEE), owning a one percent interest in AEE. The Company is also the sole general partner of AES Creative Resources, L.P.
      (ACR), owning a one percent interest in ACR. AES NY Holdings, L.L.C. is the sole member of the Company. The Company is an indirect wholly owned subsidiary of The AES Corporation (AES). The Company began operations on May 14, 1999. Prior to that date, the Company had no operations.

      The Company was established for the purpose of acting as the general partner of both AEE and ACR. In this capacity, the Company is responsible for the day-to-day management of AEE and ACR and its operations and affairs, and is responsible for all liabilities and obligations of both entities.

      AEE, a Delaware limited Company, was formed on December 2, 1998. AEE's wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). AEE began operations on May 14, 1999. Prior to that date, AEE had no operations. AEE was established for the purpose of owning and operating four coal-fired electric generating stations (the AEE Plants) with a total combined capacity of 1,268 MW. Two of the plants are owned by AEE and two of the plants are leased by AEE (see Note 5), and are operated by AEE's wholly owned subsidiaries in the state of NY, pursuant to operation and maintenance agreements with AEE. The limited partner of AEE is AES NY 2, L.L.C. (the Limited Partner), which is also an indirect wholly owned subsidiary of AES.

      ACR, a Delaware limited Company, was formed on December 3, 1998. ACR's wholly owned subsidiaries are AES Jennison, L.L.C. and AES Hickling, L.L.C., which each owns a coal-fired electric generating station (the ACR Plants) with a combined capacity of 156 MW. ACR began operations on May 14, 1999. Prior to that date ACR had no operations. The limited partner of ACR is AES NY 2, L.L.C. The AEE Plants and the ACR Plants are hereinafter referred to collectively as "the Plants."

      AEE and ACR have entered into two-year agreements for energy marketing services with Merchant Energy Group of the Americas, Inc. (MEGA), an Annapolis, Maryland-based subsidiary of Gener S.A., a Chilean independent power producer. MEGA is responsible for marketing AEE's and ACR's electric energy, installed capacity, and ancillary services.

      The AEE and ACR Plants sell generated electricity, as well as installed capacity and ancillary services, directly into the New York Independent System Operator (ISO) system, Pennsylvania, New Jersey, Maryland Power Pool (PJM), and New England Power Pool (NEPOOL). For Federal regulatory purposes, AEE and ACR are exempt wholesale generators (EWGs). As EWGs, AEE and ACR cannot make retail sales of electricity, and can only make wholesale sales of electricity, installed capacity, and ancillary services into wholesale power markets.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statement includes the accounts of the Company, AEE and ACR (including all subsidiaries). The financial statement is presented on a consolidated basis because the Company, as general partner, controls the operations of AEE and ACR (Note 1). All material intercompany transactions have been eliminated. The 99% limited partner ownerships of AEE and ACR are presented as minority interest.

      The assets of the Company on a stand-alone basis at December 31, 1999 (using the equity method of accounting) consist only of the 1% ownership interest in AEE ($3,782,000) and the 1% ownership interest in ACR ($35,000). The Company had no liabilities as of December 31, 1999, other than liabilities of AEE and ACR for which it is responsible as General Partner of AEE and ACR.

      Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, and short-term marketable securities with original maturities of three months or less in operating accounts to be cash and cash equivalents.

      Restricted Cash - Under the terms of the deposit and disbursement agreement entered into by AEE in connection with the lease of two AEE Plants (see Note 5), all revenues of AEE and its subsidiaries are deposited into a revenue account administered by the depositary agent. On request of AEE and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget requires confirmation from an independent engineer that such payment is based on reasonable assumptions.

      Inventory - Inventory, valued at fair market value on the date of acquisition (see Note 3), and subsequently valued at the lower of cost (average cost basis) or market, consists of coal and other raw materials used in generating electricity, spare parts, materials, and supplies.

      Inventory, as of December 31, 1999, consisted of the following (in thousands):

        Coal and other raw materials                                  $ 10,779
        Spare parts, materials, and supplies                            19,745
                                                                      ---------

        Total                                                         $ 30,524
                                                                      =========

      Property, Plant, Equipment, and Related Assets - Electric generation assets that existed at the date of acquisition (see Note 3) are recorded at fair market value. The AES Somerset (formerly known as Kintigh) and AES Cayuga (formerly known as Milliken) Plants, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing (see Note 5). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for the Somerset and Cayuga Plants, respectively, and over the estimated useful lives for the other AEE fixed assets, which range from 7 to 35 years. Maintenance and repairs are charged to expense as incurred.

      Management of ACR intends to dispose of or shut down the AES Jennison and AES Hickling plants within the next three years. As such, the electric generation assets of these two plants are being depreciated over three years using the straight-line method. Maintenance and repairs are charged to expense as incurred.

      Electric generation assets as of December 31, 1999, consisted of the following (in thousands):


                                                     AEE       ACR      Total

   Electric generation tangible assets          $ 762,890   $ 5,028   $767,918
   Other intangible assets                        241,051       -     $241,051
   Accumulated depreciation                       (17,389)   (1,207)  $(18,596)
                                                ---------   -------   ---------

   Total                                        $ 986,552   $ 3,821   $990,373
                                                =========   =======   =========

      Other intangible assets represent assets recorded by AEE that were identified and valued in an independent appraisal and that are directly related to the physical assets of the AEE Plants. These include trading benefits derived from the ability of AEE to enter new deregulated markets through sale of the output of the AEE Plants, potential revenues from ancillary services, and mitigation of environmental risk due to the advanced emissions control equipment that has already been installed at the principal AEE Plants. Trading benefits provide both the AEE Plants and AEE the ability to arbitrage electricity generation and installed capacity in order to capture the most lucrative prices in available markets. Ancillary services include voltage support, spinning reserves, and other activities that enhance the stability and reliability of the transmission system. These services will be purchased by the organizations that manage power systems rather than wholesale electricity customers. Mitigation of environmental risk reflects AEE's ability, created by pollution control devices, to effectively use lower cost and lower grade coal to provide the same electricity output as its competitors. Amortization is computed on the same basis as the related assets (28 to 34 years).

      Rent Reserve Account - As part of AEE's lease obligation (see Note 5), AEE is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 1999, AEE had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among AEE, each Owner Trust (see Note 3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, AEE deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned thereunder at an interest rate of 4.79% per annum. Interest earnings as of December 31, 1999, were approximately $870,000 and are included in the rent reserve account balance. At December 31, 1999, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheet as it can only be utilized to satisfy lease obligations.

      In the future, AEE may fulfill its obligation to maintain the required balance of the rent reserve account either by deposits into the rent reserve account or by making amounts available under the Payment Undertaking Agreement, such that the aggregate amount of such deposits in the rent reserve account and amounts available to be paid under the Payment Undertaking Agreement are equal to the required balance of the rent reserve account.

      Line of Credit Agreement - AEE has established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. Amounts outstanding under the working capital credit facility are required to be reduced to zero for thirty days prior to any one lease rental payment date in each year. Interest accrues on outstanding balances at a base rate plus 1% or the applicable adjusted Eurodollar rate plus 1.75%. The working capital credit facility is collateralized by a pledge of AEE's membership interest in AEE2, L.L.C. and by a security interest in equipment and personal property of AEE2, L.L.C. As of December 31, 1999, no amounts were outstanding under this credit facility.

      Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

      NY Transition Agreement - As the New York ISO system represents a deregulated environment, the ISO will attempt to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain installed capacity commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. The Company entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which AEE and ACR will sell their installed capacity to NYSEG in order to permit NYSEG to comply with ISO standards for system stability. The transition agreement was assumed by AEE and ACR on the date of acquisition of the AEE and the ACR Plants. The Company recognizes revenue under this contract as it is earned, which is $68 per MW per day for installed capacity made available.

      Income Taxes - A provision for Federal and state income taxes has not been made in the accompanying financial statements since the Company, AEE and ACR do not pay income taxes but rather allocate their revenues and expenses to the member or partners. Differences between the results of operations reported in the financial statements and those reported on individual partners' or member's income tax returns are due primarily to the use of different lease treatment, accelerated depreciation methods, and shorter useful lives for income tax purposes.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fiscal Year-End - The Company's fiscal year will end on December 31 of each year.

      Comprehensive Income - In 1999 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's financial statements as it had no items of other comprehensive income.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established standards for the accounting and reporting of derivative financial instruments and hedging activities. The standard will be adopted by the Company during fiscal year 2001. The Company is currently evaluating the impact of the adoption of SFAS No. 133.

3.    ACQUISITION

      On May 14, 1999, the AEE Plants were acquired from NYSEG for approximately $914 million. AEE acquired ownership of two of the Plants, Westover (formerly known as Goudy) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, AEE entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Company accounts for these leases as financing leases.

      The acquisition of the AEE Plants was financed by capital contributions from the Company and the Limited Partner in an aggregate amount equal to the purchase price for the Plants, certain associated costs and expenses, and certain amounts for working capital less the net proceeds from the leasing transactions with respect to the Somerset and Cayuga Plants described above. The acquisition has been accounted for as an asset purchase.

      In connection with the acquisition of the AEE Plants, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediations for soil and ground water contamination. AEE engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and AEE's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. AEE recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost at the acquisition date. As of December 31, 1999, $2 million was classified as a current liability.

      Also in connection with the acquisition, the Company entered into an agreement for the construction of a selective catalytic reduction (SCR) facility at the Somerset Plant. The SCR facility is designed to significantly reduce the amount of nitrogen oxide emissions from the burning of coal fuel at the Somerset Plant. AEE acquired the SCR work in progress from the Company on May 14, 1999, for approximately $31 million, which was the contract price for the SCR. Construction of this asset began prior to the acquisition of the AEE Plants. On the acquisition date, the Somerset Plant was shut down to complete construction and make other improvements. The outage lasted until late June 1999. All costs associated with the installation of the SCR, including construction and engineering costs, wages of people involved in the construction, and interest expense during the period were capitalized by AEE. The Somerset Plant was placed back in service on June 28, 1999.

      AEE receives certain payments for installed capacity under the New York Transition Agreement (see Note 2). Payments received while the Somerset Plant was out of service, of approximately $2.1 million, have reduced the total amount of capitalized costs. Total costs capitalized during construction were approximately $52 million, which included approximately $5.2 million in capitalized interest.

      The purchase agreement with NYSEG relating to the acquisition of the AEE Plants provided for a post-closing adjustment of the purchase price to reflect the actual value of inventories and a pro rata allocation of various expenses as of the acquisition date. As a result of this adjustment and to settle other contractual obligations, NYSEG returned approximately $1.6 million.

      Also, in connection with this transaction, ACR acquired from NYSEG two older coal-fired plants, Jennison and Hickling (Note 1). An environmental liability of $2.6 million was recorded in connection with this acquisition, which represented the most probable liability based on a range calculated by NYSEG's environmental consultants and reviewed by other environmental consultants hired by ACR.

4.    CAPITALIZATION

      The Company is indirectly owned by AES NY Funding, L.L.C. (AES Funding), which is a special purpose financing vehicle established to raise a portion of the capital contributed to AEE and ACR through the Company and AES NY 2, L.L.C, the limited partner of AEE and ACR. AES Funding is a direct wholly owned subsidiary of AES.

      On May 11, 1999, AES Funding entered into a three-year loan agreement with a syndicate of banks, with Morgan Guaranty Trust Company of New York as Agent, in the amount of $300 million. AES Funding contributed 1% of this amount to the Company and 99% of this amount to AES NY 2 which, in turn, made an aggregate capital contribution of $300 million to AEE. AES also contributed capital in the amount of approximately $57 million through AES Funding, which subsequently contributed this amount to the Company and AES NY 2 which, in turn, made a capital contribution of approximately $54 million to AEE and approximately $3 million to ACR.

      Collateral for the loan consists of a pledge of the membership interests of AES NY Holdings, L.L.C., a direct wholly owned subsidiary of AES Funding, which is the 100% direct owner of both the Company and AES NY 2, L.L.C.

      AES Funding is dependent upon the residual cash flows from AEE and ACR received in the form of dividends to service its debt. The loan is payable on May 14, 2002, and bears interest at a variable rate based on the terms of the loan agreement, which was 9.25% as of December 31, 1999. AEE and ACR have no obligation to repay this loan. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES NY Holdings, L.L.C., which would divest AES of control of the Company, AEE, and ACR.

5.    LEASE FINANCING

      AEE's leases for the Somerset and Cayuga Plants are accounted for as a financing (see Note 3). Minimum lease payments and the present value of the lease obligation are as follows (in thousands):

                                                                       Lease
      Fiscal Years Ending December 31,                                Payments

      2000                                                         $   67,462
      2001                                                             58,422
      2002                                                             62,577
      2003                                                             57,551
      2004                                                             63,450
      Thereafter                                                    1,435,672
                                                                   -----------

      Total minimum lease payments                                  1,745,134

      Less imputed interest                                        (1,095,134)
                                                                   -----------

      Present value of mimimum lease payments                      $  650,000
                                                                   ===========

      Through January 2, 2017, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants.

      The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 9.252% and 9.024% for the Somerset and Cayuga facilities, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 1999. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased facilities, as of December 31, 1999, was approximately $11.1 million.

      The agreements governing the leases restrict AEE's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity.

      AEE's ability to make distributions to its partners is restricted by the terms of the agreements governing the leases of the AEE Somerset and Cayuga Plants. The ability of AEE to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met. In addition, AEE may make a distribution to its partners only on or within five business days after a semiannual rent payment date (commencing with the rent payment date occurring on July 2, 2000) so long as the conditions as specified in the agreements have been met. As of December 31, 1999, no distributions have been made.

      In connection with the lease agreements, AEE is required to maintain an additional liquidity account. The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see Note 2) or $29 million. As of December 31, 1999, AEE had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by BankBoston, dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of AEE. However, AEE is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

      An aggregate amount in excess of $65 million is available to be drawn under the Payment Undertaking Agreement (see Note 2) and the Additional Liquidity Letter of Credit for making rental payments. In the event sufficient amounts to make rental payments are not available from other sources, a withdrawal from the additional liquidity account (which may include making a drawing under the Additional Liquidity Letter of Credit) and from the rent reserve account (which may include making a demand under the Payment Undertaking Agreement) may be made for rental payments.

6.    COMMITMENTS AND CONTINGENCIES

      Coal Purchases - In connection with the acquisition of the AEE Plants, AEE has assumed from NYSEG an agreement to purchase the coal required by the AEE Somerset , Cayuga, and Westover plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers are committed to sell and AEE is committed to purchase all three lots of coal and either party may request renegotiation of one lot of coal for the following year. If either party requested renegotiation during 2000 but the parties failed to reach agreement, then the parties would have commitments with respect to only two lots in 2001. If the same thing happened in 2001, the parties would have commitments with respect to only one lot in 2002. Either party could terminate the contract in its sole discretion at the end of 2002. As of the acquisition date, the contract prices were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of December 31, 1999, the remaining liability was approximately $11.8 million.

                        Transmission Agreements - On August 3, 1998, the Company entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the Company under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New

      York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by AEE on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, AEE discontinued using this service. AEE does not intend to transmit over these lines and was required to pay the current fees until the effective cancellation date, November 19, 1999. These fees were approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because AEE did not use the lines during this period, AEE received no economic benefit subsequent to the acquisition.

                        AEE was informed by NIMO that AEE would be responsible for the monthly fees of $500,640 to the original termination date of October 1, 2004. On October 5, 1999, AEE filed a complaint against NIMO alleging that AEE has a right to non-firm transmission service upon six months prior notice without payment of $500,640 in monthly fees subsequent to the cancellation date of November 19, 1999. On March 9, 2000, a settlement was reached between AEE and NIMO, which is subject to approval by the Federal Energy Regulatory Commission (FERC). According to the settlement, AEE will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999, to October 1, 2004 and in turn, will receive a form of transmission service commencing on May 1, 2000, which AEE believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. AEE shall have the right under a Remote Load Wheeling Agreement (RLWA) to transmit over firm transmission lines from the Somerset Plant. AEE shall have the right to convert up to 298 MW of its firm service to any point on NIMO's transmission system provided that AEE shall not be entitled to receive any transmission service between the Somerset Plant and points under the RLWA. AEE shall have the right to refile the original complaint with FERC on May 1, 2001, provided that AEE notifies NIMO and NYSEG in writing of its intention to refile the complaint no later than February 1, 2001. At December 31, 1999, monthly fees due for the period from November 20, 1999 to May 1, 2000 pursuant to the settlement, aggregating approximately $2.8 million, have been recorded as a liability, because AEE receives no economic benefits associated with these payments during this period.

      Environmental - The Company has recorded a liability for environmental remediation associated with the acquisition of the AEE Plants and the ACR Plants (see Note 3). On an ongoing basis, the Company monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

      On October 14, 1999, AEE received an information request letter from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from the New York State Department of Environmental Conservation seeking similar operating and maintenance history from the AEE and ACR Plants. This information is being sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. If the Attorney General or the Department of Environmental Conservation does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties might be imposed and further emission reductions may be necessary at these Plants. The Company is unable to estimate the impact, if any, of these investigations on its financial condition or results of operations.

      Nitrogen Oxide and Sulfur Dioxide Emission Allowances - AEE Plants and the ACR Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The six Plants have been allocated allowances by the New York Department of Environmental Conservation to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. The six Plants are also subject to SO2 emission allowance requirements imposed by the Federal Environmental Protection Agency. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Two of the Plants, Cayuga and Greenidge, are currently subject to SO2 allowance requirements, and effective January 1, 2000, all six Plants are required to hold sufficient allowances to emit SO2. Both NOx and SO2 allowances may be bought, sold, or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts.

      In October 1999, ACR entered into a consent order with the New York State Department of Environmental Conservation to resolve alleged violations of the water quality standards in the groundwater downgradient of an ash disposal site. The consent order includes a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also calls for a site investigation and there is a possibility that some groundwater remediation at the site may be required. AEE2, L.L.C. will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million, as additional costs for long term groundwater monitoring. While the actual closure costs may exceed $3 million, which is included in the environmental remediation liability (see Note 3), management does not expect any added closure costs to be material.

7.    RELATED PARTY TRANSACTIONS

      AEE has entered into a contract with Somerset Railroad Corporation (SRC), a wholly owned subsidiary of AES NY 3, L.L.C., which is an indirect wholly owned subsidiary of AES, pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. AEE will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC's outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. The principal on SRC's outstanding indebtedness is approximately $26 million as of December 31, 1999, and is due on May 5, 2000. This term loan bears interest at a rate per annum equal to LIBOR plus 1.35% or a base rate plus 1.25%. SRC intends to refinance this indebtedness prior to the due date. As of December 31, 1999, approximately $2.3 million in expenses relating to this agreement is recorded by AEE.

      Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, which are to be reimbursed by AEE. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.

8.    BENEFIT PLANS

      Effective May 14, 1999, the Company and its subsidiaries adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and noncollectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of New York State Electric & Gas. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant was fixed as of such date. As of December 31, 1999, the Plan was completely unfunded. The Company will make the required minimum contribution within the Employee Retirement Income Security Act (ERISA) guidelines, which require a minimum contribution to the Plan by September 15, 2000. Pension benefits are based on years of credited service, age of the participant, and average earnings.

      Significant assumptions used in the calculations of projected benefit obligation are as follows:

         Discount Rate                                                    6.25%

         Rate of compensation increase                                    4.75%

         Expected long-term rate of return on plan assets                 8.00%


      The projected benefit obligation as of December 31, 1999, is approximately $28 million.

      The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Company as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion (APB) No. 16, Business Combinations.

      Additionally, employees of the Company and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide for Company matching contributions. Participants are fully vested in their own contributions and the Company's matching contributions.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of the Company's current financial assets and liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31, 1999. The Company is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

10.   SEGMENT INFORMATION

      Under the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.

                                   * * * * * *