Form 10-Q
period 2000-03-31
AES EASTERN ENERGY LP
filed 2000-05-15
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                                             March 31, 2000
For the quarterly period ended. . . . . . . . . . . . . . . . . . . . . . . . .

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from. . . . . . . .to. . . . . . . . . . . . . . . . .


                                               333-89725
Commission file number . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                            AES Eastern Energy, L.P.
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)


                    Delaware                        54-1920088
 .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)


            1001 N. 19th Street, Arlington, Va.            22209
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
          (Address of principal executive offices)       (Zip Code)


                                                          (703) 522-1315
Registrant's telephone number, including area code . . . . . . . . . . . . . . .


                                       N/A
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ ]     No [X]

Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

Item 1.      Condensed Consolidated Financial Statements  . . . . . . . . .  1

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

         Statement  of  Income  for  the  three  months  ended  March  31,  2000
           (unaudited)
         Balance Sheets as of March 31, 2000 and December 31, 1999 (unaudited) Statement of Cash Flow for the three months ended March 31, 2000
           (unaudited)
         Statement  of Changes in  Partners'  Capital for the three months ended
           March 31,  2000  (unaudited)
         Notes to  Condensed Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

         Balance Sheets as of March 31, 2000 and December 31, 1999 (unaudited) Notes to Condensed Consolidated Balance Sheets

* The balance sheet of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

             (a)    Liquidity and Capital Resources . . . . . . . . . . . . 12
             (b)    Results of Operations . . . . . . . . . . . . . . . . . 13





                                 PART II

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . 14
             (b)    Reports on Form 8-K . . . . . . . . . . . . . . . . . . 14



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            AES Eastern Energy, L.P.

             Condensed Consolidated Statement of Income (Unaudited)

Three Months Ended March 31, 2000
(Thousands)

Operating Revenues
  Energy                                             $72,050
  Capacity                                             7,847
  Other                                                  199
                                                    ---------
     Total operating revenues                         80,096

Operating Expenses
  Fuel                                                29,317
  Operations and maintenance                           2,112
  General and administrative                          13,708
  Depreciation and amortization                        7,776
                                                    ---------
     Total Operating Expenses                         52,913
                                                    ---------

Operating Income                                      27,183

Other Income/(Expense)
  Interest expense                                   (15,433)
  Interest income                                        365
                                                     --------

Net Income                                           $12,115
                                                    =========






















The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.

               Condensed Consolidated Balance Sheets - (Unaudited)

                                                           March 31,    Dec. 31,
                                                             2000         1999
                                                             ----         ----
ASSETS                                                         (Thousands)
Current Assets
   Restricted cash and cash equivalents                    $55,567     $52,637
   Accounts receivable - trade                              18,256      22,481
   Accounts receivable - affiliates                              1         271
   Accounts receivable - other                               1,411         322
   Inventory                                                21,078      27,989
   Prepaid expenses                                          8,674       6,189
                                                        ----------  ----------
      Total Current Assets                                 104,987     109,889

Property, Plant and Equipment
   Land                                                      6,850       6,850
   Electric generation assets                            1,005,711   1,003,941
   Accumulated depreciation                                (25,165)    (17,389)
                                                        ----------  ----------
      Total property, plant and equipment                  987,396     993,402

Other Assets
   Rent reserve account                                     29,893      29,543
   Pension assets                                              364       -
                                                        ----------  ----------
      Total Assets                                      $1,122,640  $1,132,834
                                                        ==========  ==========
LIABILITIES
Current Liabilities
  Accounts payable                                            $653        $508
  Accrued interest                                          15,301      38,460
  Due to The AES Corporation                                 3,734       3,250
  Other liabilities and accrued expenses                    20,549      20,832
                                                        ----------  ----------
    Total Current Liabilities                               40,237      63,050

Long-term liabilities
   Lease financing - long-term                             650,000     650,000
   Environmental remediation                                11,285      11,080
   Defined benefit plan obligation                          24,498      23,880
   Other liabilities                                         6,284       6,603
                                                        ----------  ----------
    Total Long-term Liabilities                            692,067     691,563
                                                        ----------  ----------
    Total Liabilities                                      732,304     754,613

Commitments and Contingencies                                 -           -

PARTNERS' CAPITAL                                          390,336     378,221
                                                        ----------  ----------

Total Liabilities and Partners' Capital                 $1,122,640  $1,132,834
                                                        ==========  ==========



The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.

            Condensed Consolidated Statement of Cash Flow (Unaudited)

Three Months Ended March 31, 2000
(Thousands)

Operating Activities
 Net income                                               $12,115
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                            7,776
   Interest income accrued in the rent reserve account       (350)
 Changes in current operating assets and liabilities
   Accounts receivable                                      3,406
   Prepaid expenses                                        (2,485)
   Inventory                                                6,911
   Accounts payable and accrued liabilities               (22,309)
   Pension asset                                             (364)
                                                         --------
    Net Cash Provided by Operating Activities               4,700
                                                         --------
Investing Activities
 Payments for capital additions                            (1,770)
 Increase in restricted cash                               (2,930)
                                                         --------
    Net Cash Used in Investing Activities                  (4,700)
                                                         --------
Financing Activities
                                                             -
                                                         --------
    Net Cash Used in Financing Activities                    -
                                                         --------

Net Increase in Cash and Cash Equivalents                    -
Cash and Cash Equivalents, Beginning of Period               -
                                                         --------
Cash and Cash Equivalents, End of Period                     -
                                                         ========



















The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.

 Condensed Consolidated Statement of Changes in Partners' Capital - (Unaudited)


Three Months Ended March 31, 2000

(Thousands)

                                        General     Limited
                                        Partner     Partner       Total
                                        -------     -------       -----
Balance, beginning of period             $3,782     $374,439     $378,221

Add net income                            1,212       10,903       12,115
                                       --------     --------     --------

Balance, end of period                   $4,994     $385,342     $390,336
                                       ========     ========     ========

































The notes are an integral part of the condensed consolidated financial statements.

Note 1.   Unaudited Condensed Consolidated Financial Statements

    The accompanying unaudited condensed consolidated financial statements of AES Eastern Energy, L.P. (the Partnership) reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Partnership's consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes contained therein, for the period from May 14, 1999 (inception) to December 31, 1999. Due to the seasonal nature of the Partnership's operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2.   Reclassifications

    Certain amounts have been reclassified on the condensed consolidated financial statements to conform with the 2000 presentation.

Note 3.   Commitments and Contingencies

    Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership has assumed from New York State Electric & Gas Corporation an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers are committed to sell and the Partnership is committed to purchase all three lots of coal and either party may request renegotiation of one lot of coal for the following year. If either party requested renegotiation during 2000 but the parties failed to reach agreement, then the parties would have commitments with respect to only two lots in 2001. If the same thing happened in 2001, the parties would have commitments with respect to only one lot in 2002. Either party could terminate the contract in its sole discretion at the end of 2002. As of May 14, 2000, the acquisition date of the Plants, the contract prices were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of March 31, 2000, the remaining liability was approximately $11.0 million.

    Environmental - The Partnership has recorded a liability for environmental remediation associated with the acquisition of the Plants. On an ongoing basis, the Partnership monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

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

     On April 14, 2000, the Partnership received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. EPA is requesting information similar to that previously requested by the New York State Department Environmental Conservation for all four of the Plants and from the New York State Attorney General with respect to the Westover and Greenidge Plants. The Partnership is cooperating with the request and will provide the appropriate documentation

     If the New York State Attorney General, the New York State Department of Environmental Conservation or the EPA does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants. The Partnership is unable to estimate the impact, if any, of these investigations on its financial condition or results of future operations.

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

                                 AES NY, L.L.C.

               Condensed Consolidated Balance Sheets - (Unaudited)

                                                          March 31,     Dec. 31,
                                                            2000          1999
                                                            ----          ----
ASSETS                                                         (Thousands)
Current Assets
   Restricted cash and cash equivalents                    $59,047     $54,711
   Accounts receivable - trade                              19,438      25,072
   Accounts receivable - other                               1,479         368
   Inventory                                                21,772      30,524
   Prepaid expenses                                          9,038       6,327
                                                        ----------  ----------
      Total Current Assets                                 110,774     117,002

Property, Plant and Equipment
   Land                                                      7,300       7,300
   Electric generation assets                            1,012,383   1,008,969
   Accumulated depreciation                                (26,685)    (18,596)
                                                        ----------  ----------
      Total property, plant and equipment                  992,998     997,673

Other Assets
   Rent reserve account                                     29,893      29,543
   Pension assets                                              364       -
                                                        ----------  ----------
      Total Assets                                      $1,134,029  $1,144,218
                                                        ==========  ==========

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
  Accounts payable                                            $665        $552
  Accrued interest                                          15,301      38,460
  Due to The AES Corporation                                 3,760       3,250
  Other liabilities and accrued expenses                    21,805      21,954
                                                        ----------  ----------
    Total Current Liabilities                               41,531      64,216

Long-term liabilities
   Lease financing - long-term                             650,000     650,000
   Environmental remediation                                13,846      13,641
   Defined benefit plan obligation                          28,721      28,046
   Other liabilities                                         6,284       6,603
                                                        ----------  ----------
    Total Long-term Liabilities                            698,851     698,290
                                                        ----------  ----------
    Total Liabilities                                      740,382     762,506

Commitments and Contingencies                                 -           -

Minority Interest                                          389,711     377,895
Member's Equity                                              3,936       3,817
                                                        ----------  ----------

Total Liabilities and Partners' Capital                 $1,134,029  $1,144,218
                                                        ==========  ==========




The notes are an integral part of the condensed consolidated financial statements.

Note 1.   Unaudited Condensed Consolidated Balance Sheets

     The accompanying unaudited condensed consolidated balance sheets of AES NY, L.L.C. (the Company) reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Company's consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated balance sheets should be read in conjunction with the Company's consolidated balance sheet and notes contained therein, as of December 31, 1999. Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2.   Reclassifications

     Certain amounts have been reclassified on the condensed consolidated balance sheets to conform with the 2000 presentation.

Note 3.   Commitments and Contingencies

    Coal Purchases - In connection with the acquisition by AES Eastern Energy, L.P. (AEE) of its four coal-fired electric generating stations (the AEE Plants), AEE has assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers are committed to sell and AEE is committed to purchase all three lots of coal and either party may request renegotiation of one lot of coal for the following year. If either party requested renegotiation during 2000 but the parties failed to reach agreement, then the parties would have commitments with respect to only two lots in 2001. If the same thing happened in 2001, the parties would have commitments with respect to only one lot in 2002. Either party could terminate the contract in its sole discretion at the end of 2002. As of the acquisition date, the contract prices were above the market price, and the Company recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of March 31, 2000, the remaining liability was approximately $11.0 million.

    Environmental - The Company has recorded a liability for environmental remediation associated with the acquisition of the AEE Plants and the acquisition by AES Creative Resources, L.P. (ACR) of two additional coal-fired electric generating stations (the ACR Plants). On an ongoing basis, the Company monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

    On October 14, 1999, AEE received an information request letter from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from New York State Department of Environmental Conservation seeking similar operating and maintenance history from the AEE Plants and the ACR
Plants. This information is being sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review.

     On April 14,  2000,  AEE  received a request  for  information  pursuant to
Section 114 of the Clean Air Act from the U.S.  Environmental  Protection Agency
(EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modification and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. EPA is requesting information similar to that previously requested by the New York State Department Environmental Conservation for the AEE Plants and the ACR Plants and from the New York State Attorney General with respect to the Westover and Greenidge Plants. AEE is cooperating with the request and will provide the appropriate documentation.

     If the New York State Attorney General, the New York State Department of Environmental Conservation or the EPA does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants or the ACR Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants. The Company is unable to estimate the impact, if any, of these investigations on its financial condition or results of future operations.


     In October 1999, ACR entered into a consent order with the New York State Department of Environmental Conservation to resolve alleged violations of the water quality standards in the groundwater down gradient of an ash disposal site. The consent order includes a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also calls for a site investigation and there is a possibility that some groundwater remediation at the site may be required. AEE2, L.L.C., a subsidiary of AEE, will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million, as additional costs for long term groundwater monitoring. While the actual closure costs may exceed $3 million, which is included in the environmental remediation liability, management does not expect any added closure costs to be material.

     Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The AEE Plants and the ACR Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The AEE Plants and the ACR Plants have been allocated allowances by the New York Department of Environmental Conservation to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. The AEE Plants and the ACR Plants are also subject to SO2 emission allowance requirements imposed by the Federal Environmental Protection Agency. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the AEE Plants and the ACR Plants are required to hold sufficient allowances to emit SO2. Both NOx and SO2 allowances may be bought, sold, or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the AEE Plants and the ACR Plants, then AEE and ACR may need to purchase additional allowances on the open market or otherwise reduce their production of electricity to stay within the allocated amounts.

Item 2. Management's discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Operations

    Cash flow from our operations during the first quarter of 2000, when combined with the expected cash flow during the second quarter of 2000, should be sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generating Station due July 2, 2000. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter.

    We have entered into contracts for the sale of an aggregate of 450 megawatts
(MW) of electric energy on a 24-hour per day basis through December 31, 2000 at set prices that exceed historical average prices for all months except June, July and August. These contracts provide a set price for a portion of our available power while reducing our exposure to market price fluctuations during the year. We have also entered into additional contracts for the sale of electric energy during 2000. The maximum capacity that we have committed under these additional contracts during any month is an aggregate of 480MW. These contracts allowed us to lock-in the price of our electric energy at prices we considered favorable. These contracts represent less than our total generating capacity of 1,268MW during those periods. This provides us with the flexibility to use our remaining generating capacity to take advantage of any significant price increases during peak demand periods while minimizing the risk of having to purchase replacement power due to a forced outage. Since we have committed to sell a significant percentage of our generating capacity during the summer peak season at fixed prices, our ability to take advantage of significant price increases during that period will be limited.

    We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation, an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable Somerset Railroad to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. Somerset Railroad received a 60-day extension on their 364-day term loan, originally due May 5, 2000, of $26 million from an affiliate of CIBC World Markets. Somerset Railroad is currently negotiating with several parties on the terms of a long-term note to replace that loan.

Investing Activities

    During the first quarter of 2000, we incurred approximately $2 million in capital expenditures. These expenditures were primarily for work to prepare for the possible installation of a selective catalytic reduction system at the Cayuga Generating Station and other necessary expenditures under our life extension program. We expect capital expenditures to be $8.5 million in 2000, $17.4 million in 2001 and $4.4 million in 2002.

Financing Activities

    During May 2000, we reduced our working capital credit facility with Credit Suisse First Boston from $50 million to $20 million. This credit facility was established at the date of acquisition of our electricity generating stations to ensure we had sufficient resources while undergoing the Somerset Generating Station outage during May and June 1999 for installation of a selective catalytic reduction system and for other improvements to the station's turbine and boiler and while commencing operations. We believe the $20 million working capital credit facility is sufficient for our operations.

    The pass through trust certificates accrued additional interest at a rate of 0.50% per annum from November 10, 1999 until March 27, 2000, when we completed an exchange offer for the pass through trust certificates. The additional interest accrued as a result of our failure to complete the exchange offer on or prior to November 10, 1999. This additional interest was approximately $1 million with the amount due through December 31, 1999 being paid in April 2000. The remaining additional interest will be paid on the next scheduled rent payment date, July 2, 2000.

(b) Results of Operations

    We began operations on May 14, 1999. There are no separate financial statements available with regard to our electricity generating stations prior to May 14, 1999 because their operations were fully integrated with, and therefore results of operation consolidated into, New York State Electric & Gas Corporation.

    During the three months ended March 31, 2000, energy revenue from the sale of electricity into the New York power market and adjoining power markets totaled $72 million. Capacity sales, under the capacity purchase agreement with New York State Electric & Gas Corporation, totaled $8 million. Operating expenses totaled $53 million, primarily due to fuel cost of $29 million and $14 million of general and administrative expenses. Net interest expense for the period was $15 million. Our net income during this period was $12 million.

Forward-looking Statements

    Certain statements contained in this Form 10-Q are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof. Forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "expects," "may," "intends," "will," "should" or "anticipates" or the negative forms or other variations of these terms or comparable terminology, or by discussions of strategy. Future results covered by the forward-looking statements may not be achieved. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant risks, uncertainties and other factors are discussed under the heading "Business--General Development of Business" in our Annual Report on Form 10-K, and you are urged to read this section and carefully consider such factors.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      See Note 3 to our Condensed Consolidated Financial Statements in Part I.


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - See Exhibit Index.


  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AES EASTERN ENERGY, L.P.
                                        By:  AES NY, L.L.C., as General Partner


                                        By:  /s/ Dan Rothaupt
                                           -------------------------------
                                           Dan Rothaupt
                                           President


                                        By:  /s/ Barry Sharp
                                           -------------------------------
                                           Barry Sharp
                                           Chief Financial Officer (and chief
                                           accounting officer)


Date:  May 9, 2000

                                  EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.

   27      -  Financial Data Schedule.