Form 10-Q
period 2000-06-30
AES EASTERN ENERGY LP
filed 2000-08-07
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                                             June 30, 2000
For the quarterly period ended. . . . . . . . . . . . . . . . . . . . . . . . .

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from. . . . . . . .to. . . . . . . . . . . . . . . . .


                                               333-89725
Commission file number . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


                              AES Eastern Energy, L.P.
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)


                   Delaware                          54-1920088
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

                                 Yes [X] No [ ]

Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

Item 1.      Condensed Consolidated Financial Statements  . . . . . . . . .  3

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

         Statements of Income for the periods ended June 30, 2000 and 1999 (unaudited)
         Balance Sheets as of June 30, 2000 and December 31, 1999 (unaudited) Statements of Cash Flows for the period ended June 30, 2000 and 1999 (unaudited)
         Statement of Changes in Partners' Capital for the period ended June 30, 2000 (unaudited)
         Notes to Condensed Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

         Balance Sheets as of June 30, 2000 and December 31, 1999 (unaudited) Notes to Condensed Consolidated Balance Sheets

* The condensed and consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.      Discussion and Analysis of Financial Condition
              and Results of Operations

             (a)    Liquidity and Capital Resources . . . . . . . . . . . . 13
             (b)    Results of Operations . . . . . . . . . . . . . . . . . 14





                                 PART II

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 15
Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . 15
             (b)    Reports on Form 8-K . . . . . . . . . . . . . . . . . . 15



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            AES Eastern Energy, L.P.
             Condensed Consolidated Statements of Income (Unaudited)

                                            Three months    Period from May 14,
                                               ended        1999 (inception)
                                           June 30, 2000    to June 30, 1999
                                           -------------    -------------------
                                                     (Thousands)

Operating Revenues
  Energy                                       $80,811          $15,038
  Capacity                                       7,856            2,073
  Other                                            946              114
                                              ---------         --------
     Total operating revenues                   89,613           17,225

Operating Expenses
  Fuel                                          30,396            8,631
  Operations and maintenance                     6,296              714
  General and administrative                    14,005            2,792
  Depreciation and amortization                  8,171            1,947
                                              ---------         --------
     Total Operating Expenses                   58,868           14,084
                                              ---------         --------

Operating Income                                30,745            3,141

Other Income/(Expense)
  Interest expense                             (15,565)          (2,810)
  Interest income                                  723              247
                                               --------         --------

Net Income                                     $15,903             $578
                                              =========         ========












The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
             Condensed Consolidated Statement of Income (Unaudited)

                                            Three months    Period from May 14,
                                               ended        1999 (inception)
                                           June 30, 2000    to June 30, 1999
                                           -------------    -------------------
                                                      (Thousands)

Operating Revenues
  Energy                                      $152,862          $15,038
  Capacity                                      15,702            2,073
  Other                                          1,145              114
                                              ---------         --------
     Total operating revenues                  169,709           17,225

Operating Expenses
  Fuel                                          59,713            8,631
  Operations and maintenance                     8,408              714
  General and administrative                    27,802            2,792
  Depreciation and amortization                 15,857            1,947
                                              ---------         --------
     Total Operating Expenses                  111,780           14,084
                                              ---------         --------

Operating Income                                57,929            3,141

Other Income/(Expense)
  Interest expense                             (30,998)          (2,810)
  Interest income                                1,088              247
                                               --------         --------

Net Income                                     $28,019             $578
                                              =========         ========












The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
               Condensed Consolidated Balance Sheets - (Unaudited)

                                                           June 30,    Dec. 31,
                                                            2000         1999
                                                            ----         ----
ASSETS                                                         (Thousands)
Current Assets
   Restricted cash and cash equivalents                    $81,759     $52,637
   Accounts receivable - trade                              35,034      22,481
   Accounts receivable - affiliates                              1         271
   Accounts receivable - other                                 584         322
   Inventory                                                26,752      27,989
   Prepaid expenses                                          4,050       6,189
                                                        ----------  ----------
      Total Current Assets                                 148,180     109,889

Property, Plant and Equipment

   Land                                                      6,850       6,850
   Electric generation assets                            1,008,591   1,003,941
   Accumulated depreciation                                (33,246)    (17,389)
                                                        ----------  ----------
      Total property, plant and equipment                  982,195     993,402

Other Assets

   Rent reserve account                                     30,239      29,543
   Other                                                       313       -
                                                        ----------  ----------
      Total Assets                                      $1,160,927  $1,132,834
                                                        ==========  ==========
LIABILITIES

Current Liabilities

  Accounts payable                                          $2,054        $508
  Accrued interest                                          30,090      38,460
  Due to The AES Corporation                                 6,016       3,250
  Other liabilities and accrued expenses                    24,292      20,832
                                                        ----------  ----------
    Total Current Liabilities                               62,452      63,050

Long-term liabilities

   Lease financing - long-term                             650,000     650,000
   Environmental remediation                                11,512      11,080
   Defined benefit plan obligation                          25,802      23,880
   Other liabilities                                         4,921       6,603
                                                        ----------  ----------
    Total Long-term Liabilities                            692,235     691,563
                                                        ----------  ----------
    Total Liabilities                                      754,687     754,613

Commitments and Contingencies                                 -           -

PARTNERS' CAPITAL                                          406,240     378,221
                                                        ----------  ----------

Total Liabilities and Partners' Capital                 $1,160,927  $1,132,834
                                                        ==========  ==========

The notes are an integral part of the condensed consolidated financial statements.

                           AES Eastern Energy, L.P.
            Condensed Consolidated Statement of Cash Flow (Unaudited)

                                                      Three months   Period from May 14,
                                                         ended       1999 (inception)
                                                     June 30, 2000   to June 30, 1999
                                                     -------------   ------------------
                                                               (Thousands)
Operating Activities

 Net income                                               $28,019            $578
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                           15,857           1,947
   Interest income accrued in the rent reserve account       (696)          2,810
 Changes in current operating assets and liabilities
   Accounts receivable                                    (12,545)        (19,709)
   Prepaid expenses                                         2,139          (4,893)
   Inventory                                                1,237            (120)
   Accounts payable and accrued liabilities                    74          17,815
   Other                                                     (313)            100
                                                         --------        --------
    Net Cash Provided/(Used in) by Operating Activities    33,772          (1,472)
                                                         --------        --------
Investing Activities

 Acquisition of assets at inception date                      -          (257,090)
 Payments for capital additions                            (4,650)        (47,896)
 Increase in restricted cash                              (29,122)         (9,488)
                                                         --------        --------
    Net Cash Used in Investing Activities                 (33,772)       (314,474)
                                                         --------        --------
Financing Activities

 Cash capital contributions                                   -           344,619
 Payments to rent service reserve                             -           (28,673)
                                                         --------        --------
    Net Cash Provided by Financing Activities                 -           315,946
                                                         --------        --------

Net Change in Cash and Cash Equivalents                       -               -
Cash and Cash Equivalents, Beginning of Period                -               -
                                                         --------        --------
Cash and Cash Equivalents, End of Period                      -               -
                                                         ========        ========









The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
 Condensed Consolidated Statement of Changes in Partners' Capital - (Unaudited)


Six Months Ended June 30, 2000
(Thousands)

                                        General     Limited
                                        Partner     Partner       Total
                                        -------     -------       -----
Balance, December 31, 1999               $3,782     $374,439     $378,221

Add net income                              280       27,739       28,019
                                       --------     --------     --------

Balance, June 30, 2000                   $4,062     $402,178     $406,240
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

Note 3.   Commitments and Contingencies

    Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership has assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers are committed to sell and the Partnership is committed to purchase all three lots of coal and either party may request renegotiation of one lot of coal for the following year. If either party requested renegotiation during 2000 but the parties failed to reach agreement, then the parties would have commitments with respect to only two lots in 2001. If the same thing happened in 2001, the parties would have commitments with respect to only one lot in 2002. Either party could terminate the contract in its sole discretion at the end of 2002. As of May 14, 1999, the acquisition date of the Plants, the contract prices were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of June 30, 2000, the remaining liability was approximately $10.0 million.

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

    On October 14, 1999, the Partnership received an information request letter from the New York State Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history for all four of the Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review.

    On April 14, 2000, the Partnership received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. EPA is requesting information similar to that previously requested by the DEC for all four of the Plants and by the New York State Attorney General with respect to the Westover and Greenidge Plants. The Partnership is cooperating with the request and will provide the appropriate documentation.

    By letter dated May 25, 2000, the DEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover plants related to repairs and improvements at those plants which occurred prior to their acquisition by the Partnership and which are alleged by the DEC to have been made without required air permitting reviews. Pursuant to the Asset Purchase Agreement relating to the acquisition of the Plants from NYSEG, the Partnership agreed to assume responsibility for most environmental liabilities that arose while NYSEG owned the Plants. The Partnership is in discussions with NYSEG and the DEC concerning a response to the NOV. The Partnership is unable to estimate the effect of this NOV on its financial condition or results of future operations.

    The NOV issued by the DEC, and any additional enforcement actions that might be brought by the New York State Attorney General, the DEC or the EPA, against the Somerset, Cayuga, Greenidge or Westover Plants, might result in the imposition of penalties and might require further emission reductions at those Plants. The Partnership is unable to estimate the effect, if any, of these matters on its financial condition or results of future operations.

    Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are required to hold sufficient allowances to emit SO2. Both NOx and SO2 allowances may be bought, sold, or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts.

                                 AES NY, L.L.C.
               Condensed Consolidated Balance Sheets - (Unaudited)

                                                           June 30,    Dec. 31,
                                                            2000         1999
                                                            ----         ----
ASSETS                                                         (Thousands)
Current Assets
   Restricted cash and cash equivalents                    $85,543     $54,711
   Accounts receivable - trade                              37,067      25,072
   Accounts receivable - other                                 607         368
   Inventory                                                29,155      30,524
   Prepaid expenses                                          4,214       6,327
                                                        ----------  ----------
      Total Current Assets                                 156,586     117,002

Property, Plant and Equipment
   Land                                                      7,300       7,300
   Electric generation assets                            1,013,628   1,008,969
   Accumulated depreciation                                (35,175)    (18,596)
                                                        ----------  ----------
      Total property, plant and equipment                  985,753     997,673

Other Assets
   Rent reserve account                                     30,239      29,543
   Other                                                       364       -
                                                        ----------  ----------
      Total Assets                                      $1,172,942  $1,144,218
                                                        ==========  ==========
LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
  Accounts payable                                          $2,074        $552
  Accrued interest                                          30,090      38,460
  Due to The AES Corporation                                 6,061       3,250
  Other liabilities and accrued expenses                    25,992      21,954
                                                        ----------  ----------
    Total Current Liabilities                               64,217      64,216

Long-term liabilities
   Lease financing - long-term                             650,000     650,000
   Environmental remediation                                14,073      13,641
   Defined benefit plan obligation                          30,025      28,046
   Other liabilities                                         4,921       6,603
                                                        ----------  ----------
    Total Long-term Liabilities                            699,019     698,290
                                                        ----------  ----------
    Total Liabilities                                      763,236     762,506

Commitments and Contingencies                                 -           -

Minority Interest                                          405,609     377,895
Member's Equity                                              4,097       3,817
                                                        ----------  ----------

Total Liabilities and Member's Equity                   $1,172,942  $1,144,218
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

Note 2.   Commitments and Contingencies

    Coal Purchases - In connection with the acquisition by AES Eastern Energy, L.P. (AEE) of its four coal-fired electric generating stations (the AEE Plants), AEE has assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers are committed to sell and AEE is committed to purchase all three lots of coal and either party may request renegotiation of one lot of coal for the following year. If either party requested renegotiation during 2000 but the parties failed to reach agreement, then the parties would have commitments with respect to only two lots in 2001. If the same thing happened in 2001, the parties would have commitments with respect to only one lot in 2002. Either party could terminate the contract in its sole discretion at the end of 2002. As of the acquisition date, the contract prices were above the market price, and the Company recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of June 30, 2000, the remaining liability was approximately $10.0 million.

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

    On October 14, 1999, AEE received an information request letter from the New York State Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from New York State Department of Environmental Conservation
(DEC) seeking similar operating and maintenance history from the AEE Plants and the ACR Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review.

    On April 14, 2000, AEE received a request for information pursuant to
Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency
(EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. EPA is requesting information similar to that previously requested by the DEC for the AEE Plants and the ACR Plants and by the New York State Attorney General with respect to the Westover and Greenidge Plants. AEE is cooperating with the request and will provide the appropriate documentation.

    By letter dated May 25, 2000, the DEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover plants related to repairs and improvements at those plants which occurred prior to their acquisition by AEE and which are alleged by the DEC to have been made without required air permitting reviews. Pursuant to the Asset Purchase Agreement relating to the acquisition of the Plants from NYSEG, the Company agreed to assume responsibility for most environmental liabilities that arose while NYSEG owned the Plants. The Company is in discussions with NYSEG and the DEC concerning a response to the NOV. The Company is unable to estimate the effect of this NOV on its financial condition or results of future operations.

    The NOV issued by the DEC, and any additional enforcement actions that might be brought by the New York State Attorney General, the DEC or the EPA, against the Somerset, Cayuga, Greenidge, Westover or ACR Plants, might result in the imposition of penalties and might require further emission reductions at those Plants. The Company is unable to estimate the effect, if any, of these matters on its financial condition or results of future operations.

    In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater down gradient of an ash disposal site. The consent order includes a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also calls for a site investigation and there is a possibility that some groundwater remediation at the site may be required. AEE2, L.L.C., a subsidiary of AEE, will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million, as additional costs for long term groundwater monitoring. While the actual closure costs may exceed $3 million, which is included in the environmental remediation liability, the Company does not expect any added closure costs to be material.

    Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The AEE Plants and the ACR Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The AEE Plants and the ACR Plants have been allocated allowances by the DEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. The AEE Plants and the ACR Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the AEE Plants and the ACR Plants are required to hold sufficient allowances to emit SO2. Both NOx and SO2 allowances may be bought, sold, or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the AEE Plants and the ACR Plants, then AEE and ACR may need to purchase additional allowances on the open market or otherwise reduce their production of electricity to stay within the allocated amounts.

Item 2. Discussion and analysis of financial condition and results of operations

(a) Liquidity and Capital Resources

Operations

    Cash flow from our operations during the first half of 2000 was sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generating Station due July 3, 2000. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter.

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

    We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation, an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable Somerset Railroad to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. Somerset Railroad received an extension until August 24, 2000 on its 364-day term loan, originally due May 5, 2000, of $26 million from an affiliate of CIBC World Markets. Somerset Railroad is negotiating a long-term note to replace that loan.

Investing Activities

    During the first six months of 2000, we incurred approximately $5 million in capital expenditures. These expenditures were primarily for work to prepare for the possible installation of a selective catalytic reduction system at the Cayuga Generating Station and other necessary expenditures under our life extension program. We expect capital expenditures to be $8.1 million in 2000, $15.0 million in 2001 and $4.4 million in 2002.

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

    The pass through trust certificates accrued additional interest at a rate of 0.50% per annum from November 10, 1999 until March 27, 2000, when we completed an exchange offer for the pass through trust certificates. The additional interest accrued as a result of our failure to complete the exchange offer on or prior to November 10, 1999. This additional interest was approximately $1 million with the amount due through December 31, 1999 being paid in April 2000. The remaining additional interest was paid on the scheduled rent payment date, July 3, 2000.

    Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of a dividend to AES NY, LLC. On July 11, 2000, we made a dividend payment of $35 million.

(b) Results of Operations

    We began operations on May 14, 1999. There are no separate financial statements available with regard to our electricity generating stations prior to May 14, 1999 because their operations were fully integrated with, and therefore results of operation consolidated into, New York State Electric & Gas Corporation.

    During the three months ended June 30, 2000, compared to the period from May 14, 1999 to June 30, 1999, energy revenues increased $61 million and capacity revenues increased $6 million. These increases were primarily due to the 2000 period covering twice as many days and our having all of our electricity generating stations in operation in 2000. In 1999 three plants, representing 47% of our generating capacity, began operations on May 14 and our largest plant, Somerset began operations at the end of June after having been out of operation since May 14, 1999, while a selective catalytic reduction system was being constructed and other improvements were being made. Operating expenses for the three months ended June 30, 2000, compared to the period from May 14, 1999 to June 30, 1999, increased $45 million due to the limited operations in 1999. Net income increased $15 million.

    During the six months ended June 30, 2000, compared to the period from May 14, 1999 to June 30, 1999, energy revenues increased $138 million and capacity revenues increased $14 million while operating expenses increased $98 million due to the limited operations in 1999. Net income increased $27 million.

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



Date:  August 7, 2000

                                  EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.

   27      -  Financial Data Schedule.