Form 10-Q
period 2000-11-03
AES EASTERN ENERGY LP
filed 2000-11-03
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                                             September 30, 2000
For the quarterly period ended. . . . . . . . . . . . . . . . . . . . . . . . .

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

                                                                          Page

Item 1.      Condensed Consolidated Financial Statements  . . . . . . . . .  3

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

         Statements of Income for the periods ended September 30, 2000 and 1999
            (unaudited)
         Balance Sheets as of September 30, 2000 and December 31, 1999
            (unaudited)
         Statements of Cash Flows for the periods ended September 30, 2000 and
            1999 (unaudited)
         Statement of Changes in Partners' Capital for the period ended
            September 30, 2000 (unaudited)
         Notes to Condensed Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

         Balance  Sheets  as  of  September  30,  2000  and  December  31,  1999
            (unaudited)
         Notes to Condensed Consolidated Balance Sheets

* The condensed and consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.      Discussion and Analysis of Financial Condition
              and Results of Operations
             (a)    Liquidity and Capital Resources . . . . . . . . . . . . 14
             (b)    Results of Operations . . . . . . . . . . . . . . . . . 15





                                     PART II

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 16
Item 6.      Exhibits and Reports on Form 8-K
             (a)    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . 16
             (b)    Reports on Form 8-K . . . . . . . . . . . . . . . . . . 16



Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            AES Eastern Energy, L.P.
             Condensed Consolidated Statements of Income (Unaudited)

Three months ended September 30,                       2000          1999
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                             $86,571        $92,173
  Capacity                                             7,957          7,933
  Other                                                2,691          3,512
                                                    ---------       --------
     Total operating revenues                         97,219        103,618

Operating Expenses
  Fuel                                                35,042         33,732
  Operations and maintenance                           4,496          2,264
  General and administrative                          14,489         16,123
  Depreciation and amortization                        7,789          7,871
                                                    ---------       --------
     Total Operating Expenses                         61,816         59,990
                                                    ---------       --------

Operating Income                                      35,403         43,628

Other Income/(Expense)

  Interest expense                                   (11,784)       (16,366)
  Interest income                                        933            468
                                                     --------       --------

Net Income                                           $24,552        $27,730
                                                    =========       ========



















The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
             Condensed Consolidated Statement of Income (Unaudited)

                                               Nine months    Perod from May 14,
                                                   ended       1999 (inception)
                                               Sep. 30, 2000   to Sep. 30, 1999
                                               -------------   ----------------
                                                        (Thousands)

Operating Revenues

  Energy                                          $239,432       $107,211
  Capacity                                          23,659         10,006
  Other                                              3,837          3,626
                                                  ---------       --------
     Total operating revenues                      266,928        120,843

Operating Expenses

  Fuel                                              94,756         42,363
  Operations and maintenance                        12,903          2,978
  General and administrative                        42,290         18,070
  Depreciation and amortization                     23,647          9,818
                                                  ---------       --------
     Total Operating Expenses                      173,596         73,229
                                                  ---------       --------

Operating Income                                    93,332         47,614

Other Income/(Expense)

  Interest expense                                 (42,782)       (18,546)
  Interest income                                    2,022            715
                                                   --------       --------

Net Income                                         $52,572        $29,783
                                                  =========       ========



















The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
               Condensed Consolidated Balance Sheets - (Unaudited)

                                                           Sep. 30,    Dec. 31,
                                                            2000         1999

ASSETS                                                         (Thousands)
Current Assets
   Restricted cash and cash equivalents                    $58,115     $52,637
   Accounts receivable - trade                              30,094      22,481
   Accounts receivable - affiliates                          1,964         271
   Accounts receivable - other                                   -         322
   Inventory                                                26,803      27,989
   Prepaid expenses                                          6,048       6,189
                                                        ----------  ----------
      Total Current Assets                                 123,024     109,889

Property, Plant and Equipment
   Land                                                      6,850       6,850
   Electric generation assets                            1,010,983   1,003,941
   Accumulated depreciation                                (41,036)    (17,389)
                                                        ----------  ----------
      Total property, plant and equipment                  976,797     993,402

Other Assets
   Rent reserve account                                     30,620      29,543
   Other                                                     1,363       -
                                                        ----------  ----------
      Total Assets                                      $1,131,804  $1,132,834
                                                        ==========  ==========
LIABILITIES
Current Liabilities
  Accounts payable                                          $2,720        $508
  Accrued interest                                          10,483      38,460
  Due to The AES Corporation                                 6,257       3,250
  Other liabilities and accrued expenses                    24,928      20,832
                                                        ----------  ----------
    Total Current Liabilities                               44,388      63,050

Long-term liabilities
   Lease financing - long-term                             650,000     650,000
   Environmental remediation                                10,235      11,080
   Defined benefit plan obligation                          26,049      23,880
   Other liabilities                                         5,339       6,603
                                                        ----------  ----------
    Total Long-term Liabilities                            691,623     691,563
                                                        ----------  ----------
    Total Liabilities                                      736,011     754,613

Commitments and Contingencies                                 -           -

PARTNERS' CAPITAL                                          395,793     378,221
                                                        ----------  ----------

Total Liabilities and Partners' Capital                 $1,131,804  $1,132,834
                                                        ==========  ==========

The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
            Condensed Consolidated Statement of Cash Flow (Unaudited)

                                                      Nine months   Period from May 14,
                                                          ended      1999 (inception)
                                                      Sep. 30, 2000  to Sep. 30, 1999
                                                      -------------  ----------------
                                                                (Thousands)
Operating Activities
 Net income                                               $52,572       $29,783
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                           23,647         9,818
   Accrued interest expense                               (27,977)       18,546
   Interest income accrued in the rent reserve account     (1,077)         (515)
 Changes in current operating assets and liabilities
   Accounts receivable                                     (8,984)      (52,795)
   Prepaid expenses                                           141       (11,663)
   Inventory                                                1,186         1,337
   Accounts payable and accrued liabilities                 9,375        32,130
   Other                                                   (1,363)          824
                                                         --------      --------
    Net Cash Provided by Operating Activities              47,520        27,465
                                                         --------      --------
Investing Activities

 Acquisition of assets at inception date                      -        (267,424)
 Payments for capital additions                            (7,042)      (55,065)
 Increase in restricted cash                               (5,478)      (31,256)
                                                         --------      --------
    Net Cash Used in Investing Activities                 (12,520)     (353,745)
                                                         --------      --------
Financing Activities

 Cash capital contributions                                   -         354,953
 Payments to rent service reserve                             -         (28,673)
 Dividends paid                                           (35,000)         -
                                                         --------      --------
    Net Cash (Used in)/Provided by Financing Activities   (35,000)      326,280
                                                         --------      --------

Net Change in Cash and Cash Equivalents                       -             -
Cash and Cash Equivalents, Beginning of Period                -             -
                                                         --------      --------
Cash and Cash Equivalents, End of Period                      -             -
                                                         ========      ========












The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
 Condensed Consolidated Statement of Changes in Partners' Capital - (Unaudited)


Nine months ended September 30, 2000
(Thousands)

                                        General     Limited
                                        Partner     Partner       Total
                                        -------     -------       -----
Balance, December 31, 1999               $3,782     $374,439     $378,221

Add net income                              526       52,046       52,572
Less dividends paid                        (350)     (34,650)     (35,000)
                                       --------     --------     --------

Balance, September 30, 2000              $3,958     $391,835     $395,793
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

Note 3.   Commitments and Contingencies

    Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership has assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. The Partnership renegotiated the price of one-third of the coal commitment for 2001. As of May 14, 1999, the acquisition date of the Plants, the contract prices were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of September 30, 2000, the remaining liability was approximately $8.6 million.

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

    On October 14, 1999, the Partnership received an information request letter from the New York State Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history for all four of the Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. The Partnership has provided the requested information to the Attorney General and DEC.

    On April 14, 2000, the Partnership received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. The Partnership has provided the requested documentation and the EPA is currently evaluating the materials.

    By letter dated May 25, 2000, the DEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by the Partnership. Pursuant to the Asset Purchase Agreement relating to the acquisition of the Plants from NYSEG, the Partnership agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants. The Partnership has agreed with NYSEG that the Partnership will assume the responsibility for the NOV, subject to a reservation of the Partnership's right to assert any applicable exception to its contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC. The Partnership is unable to estimate the effect of this NOV on its financial condition or results of future operations.

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

                                 AES NY, L.L.C.
               Condensed Consolidated Balance Sheets - (Unaudited)

                                                           Sep. 30,    Dec. 31,
                                                            2000         1999
                                                            ----         ----
                                                                (Thousands)
ASSETS
Current Assets
   Restricted cash and cash equivalents                    $60,522     $54,711
   Accounts receivable - trade                              34,081      25,072
   Accounts receivable - other                               2,052         368
   Inventory                                                29,104      30,524
   Prepaid expenses                                          6,244       6,327
                                                        ----------  ----------
      Total Current Assets                                 132,003     117,002

Property, Plant and Equipment
   Land                                                      7,300       7,300
   Electric generation assets                            1,016,062   1,008,969
   Accumulated depreciation                                (43,325)    (18,596)
                                                        ----------  ----------
      Total property, plant and equipment                  980,037     997,673

Other Assets
   Rent reserve account                                     30,620      29,543
   Other                                                     1,363       -
                                                        ----------  ----------
      Total Assets                                      $1,144,023  $1,144,218
                                                        ==========  ==========
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
  Accounts payable                                          $3,037        $552
  Accrued interest                                          10,483      38,460
  Due to The AES Corporation                                 6,324       3,250
  Other liabilities and accrued expenses                    26,642      21,954
                                                        ----------  ----------
    Total Current Liabilities                               46,486      64,216

Long-term liabilities
   Lease financing - long-term                             650,000     650,000
   Environmental remediation                                12,795      13,641
   Defined benefit plan obligation                          30,165      28,046
   Other liabilities                                         5,341       6,603
                                                        ----------  ----------
    Total Long-term Liabilities                            698,301     698,290
                                                        ----------  ----------
    Total Liabilities                                      744,787     762,506

Commitments and Contingencies                                 -           -

Minority Interest                                          395,244     377,895
Member's Equity                                              3,992       3,817
                                                        ----------  ----------

Total Liabilities and Member's Equity                   $1,144,023  $1,144,218
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

Note 2.   Plants Placed on Long-Term Cold Standby

    During the fourth quarter of 2000, AES Creative Resources, L.P. (ACR) placed its AES Hickling and AES Jennison plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants.

Note 3.   Commitments and Contingencies

    Coal Purchases - In connection with the acquisition by AES Eastern Energy, L.P. (AEE) of its four coal-fired electric generating stations (the AEE Plants), AEE has assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. AEE renegotiated the price of one-third of its coal commitment for 2001. As of the acquisition date, the contract prices were above the market price, and the Company recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of September 30, 2000, the remaining liability was approximately $8.6 million.

    Environmental - The Company has recorded a liability for environmental remediation associated with the acquisition of the AEE Plants and the acquisition by ACR of two additional coal-fired electric generating stations (the ACR Plants). On an ongoing basis, the Company monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

    On October 14, 1999, AEE received an information request letter from the New York State Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from New York State Department of Environmental Conservation

(DEC) seeking similar operating and maintenance history from the AEE Plants and the ACR Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. ACR and AEE have provided the requested information to the Attorney General and DEC.

    On April 14, 2000, AEE received a request for information pursuant to
Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency
(EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. AEE has provided the requested documentation and the EPA is currently evaluating the materials.

    By letter dated May 25, 2000, the DEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the plants by the Company. Pursuant to the Asset Purchase Agreement relating to the acquisition of the AEE Plants and ACR Plants from NYSEG, the Company agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the plants. The Company has agreed with NYSEG that the Company will assume the responsibility for the NOV, subject to a reservation of the Company's right to assert any applicable exception to its contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC. The Company is unable to estimate the effect of this NOV on its financial condition or results of future operations.

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

    In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater down gradient of an ash disposal site. The consent order includes a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill. The Company expects ACR will file the work plan by the end of 2000. The consent order also calls for a site investigation and there is a possibility that some groundwater remediation at the site may be required. AEE2, L.L.C., a subsidiary of AEE, will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million, and of any additional costs for long term groundwater monitoring. While the actual closure costs may exceed $3 million, which is included in the environmental remediation liability, the Company does not expect any added closure costs to be material.

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

    We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation, an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable Somerset Railroad to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. Somerset Railroad refinanced its $26 million credit facility with a 14-year note. This note has a floating interest rate and requires quarterly principal and interest payments over the term of the note.

Investing Activities

    During the first nine months of 2000, we incurred approximately $7 million in capital expenditures. These expenditures were primarily for the installation of a selective catalytic reduction system at the Cayuga Generating Station and other necessary expenditures under our life extension program. We expect capital expenditures to be $12 million in 2000, $15 million in 2001 and $5 million in 2002.

Financing Activities

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

    Revenues for the three months ended September 30, 2000, compared to the prior year, decreased $6 million primarily due to lower energy prices. Operating expenses for the three months ended September 30, 2000, compared to the prior year, increased $2 million primarily due to increased fuel cost. Net income decreased $3 million.

    During the nine months ended September 30, 2000, compared to the period from May 14, 1999 to September 30, 1999, revenues increased $146 million while operating expenses increased $100 million due to the limited operations in 1999. Net income increased $23 million.

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

                                    AES EASTERN ENERGY, L.P.
                                    By:  AES NY, L.L.C., as General Partner



                                    By:/s/ Daniel J. Rothaupt
                                       --------------------------------
                                       Daniel J. Rothaupt
                                       President



                                    By:/s/ Michael Romaniw
                                       ---------------------------------
                                       Michael Romaniw
                                       Vice President
                                       (principal financial officer)




Date:  November 3, 2000

                                  EXHIBIT INDEX

(a)  The following exhibits are delivered with this report:

Exhibit No.

   27      -  Financial Data Schedule.