Form 10-K
period 2000-12-31
AES EASTERN ENERGY LP
filed 2001-03-30
CIK 1093799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

                                Yes  X   No
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

         New York State Electric & Gas Corporation and its affiliate NGE Generation, Inc. (whom we refer to collectively as "NYSEG") sold these six electricity generating stations and related assets as part of NYSEG's overall plan to divest itself of its coal-fired electricity generating assets. NYSEG and many other integrated electric utilities in New York and elsewhere in the United States have sold or announced plans to sell electricity generating assets in response to state regulatory initiatives which favor more decentralized ownership of electricity generating, transmission and distribution assets. The purchase of these assets from NYSEG is an element of The AES Corporation's overall strategy to be a major participant in the newly competitive and deregulated markets for electricity, principally through the purchase of strategically significant regional generating assets.

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

         We operate our electricity generating stations through our wholly owned subsidiaries. The Westover Generating Station and the Greenidge Generating Station are owned by our wholly owned subsidiary, AEE2, L.L.C. Our other subsidiaries do not own any of our electricity generating stations but operate them pursuant to operations and maintenance agreements with us.

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

    o Operation of our electricity generating stations might be disrupted by: interruptions in fuel supply; disruptions in electrical transmission; facility shutdown due to breakdowns or failures of equipment or processes, violations of permit requirements, operator error or catastrophic events; or labor disputes.

    o Our electricity generating stations are not new and will require careful maintenance if they are to operate efficiently.

    o We may have trouble meeting our obligations if our electricity generating stations are not dispatched nearly continually.

    o The perception of the public and government officials in the markets we serve and in other deregulated markets that deregulated prices for electric energy are higher than expected may result in some degree of re-regulation of the markets in which we sell our electric energy, installed capacity and ancillary services. This re-regulation might take the form, for example, of lowering of caps on wholesale electric energy prices during periods of peak demand.

    o The addition of new generating capacity in the New York region in excess of the amount required to meet increased demand could result in the reduction of market clearing prices in periods of peak demand, which would reduce the profitability of our operations.

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

         (c) Narrative Description of Business

         A diagram of the corporate structure of The AES Corporation as it relates to our company is included below:

                               The AES Corporation-------------
                                       |                       |
                                  AES New York        AES Odyssey, L.L.C.
                                Funding, L.L.C.
                                       |
                                       AES NY Holdings, L.L.C.
                                       |
           ---------------------------------------------------------------
           |                                               |              |
           |                                               |              |
     AES NY2, L.L.C.                              AES NY, L.L.C.      AES, NY3,
    (Limited Partner)                            (General Partner)     L.L.C.
           |                                               |              |
           |                                               |              |
           -------------------------------------------------              |
                      |                              |                    |
                      |                              |                    |
                      |                              |                    |
               AES Eastern                      AES Creative          Somerset
               Energy, L.P.                   Resources, L.P.         Railroad
                      |                              |                  Corp.
                      |                              |
    --------------------------------          ---------------
    |               |              |          |              |
    |               |              |          |              |
   AES             AES          AEE 2,       AES            AES
 Somerset,        Cayuga,       L.L.C.     Jennison,      Hickling,
  L.L.C.          L.L.C.           |         L.L.C.         L.L.C.
(Somerset)       (Cayuga)          |
                                   |
                             ------------
                             |           |
                             |           |
                            AES         AES
                         Westover,    Greenidge,
                           L.L.C.       L.L.C.
                        (Westover)    (Greenidge)


         The AES Corporation

         The AES Corporation, incorporated under the laws of Delaware in 1981 and headquartered in Arlington, Virginia, is a global power company comprised of competitive generation, distribution, and retail supply businesses in Argentina, Australia, Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, Georgia, Hungary, India, Kazakhstan, the Netherlands, Mexico, Pakistan, Panama, the United Kingdom, the United States, and Venezuela. The AES Corporation's generating assets include interests in one hundred and twenty-eight facilities totaling over 44 gigawatts of capacity. The

AES Corporation's electricity distribution network has over 954,000 km of conductor and associated rights of way and sells over 114,000 gigawatt hours per year to over 15 million end-use customers. In addition, through its various retail electricity supply businesses, The AES Corporation sells electricity to over 154,000 end-use customers. The AES Corporation is dedicated to providing electricity worldwide in a socially responsible way.

         The AES Corporation and its affiliates, other than our company, will not be liable for any of our obligations, including our obligations under the leases for the Somerset Generating Station and the Cayuga Generating Station. The AES Corporation and its affiliates also will not be liable for any obligations under the pass through trust certificates issued to finance the acquisition of the Somerset Generating Station and the Cayuga Generating Station or the secured lease obligation notes issued by the special purpose business trusts that own those electricity generating stations.


         The AES Corporation's Corporate Culture

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

         New York Power Market

         The New York Independent System Operator ("ISO") commenced operations in November 1999 and consists of the ISO and the New York State Reliability Council. The ISO is a non-profit New York corporation under the Federal Energy Regulatory Commission's jurisdiction. It is governed by a board of directors with 10 members and three committees, the management committee, the operating committee, and the business issues committee, which are composed of representatives from all market participants, including buyers of power, sellers of power, consumer groups and transmission owners. The New York State Reliability Council has the primary responsibility to preserve the reliability of electricity service on the bulk power system within New York State and sets the reliability standards to be used by the ISO. The ISO operates a two-settlement system for calculating Location-Based Marginal Prices ("LBMP") of electric energy. The first settlement system is a financially binding market for delivery of electric energy on the following day and the second settlement system is the balancing market for immediate delivery of electric energy. LBMP is the incremental cost to supply load at a specific location in the grid. Locational energy price differentials represent the opportunity cost for transmission between specific locations in the grid.

         The New York power market is interconnected with New England power pool to the northeast, Hydro Quebec and Ontario Hydro to the north, and Pennsylvania-New Jersey-Maryland power pool to the south.

         The transmission of electricity between states and between regions within New York State is constrained by physical limits on transmission capacity and limits on the amount of electricity that may be imported into a power pool imposed by power pools to enhance reliability. Therefore, the purchasers of generating assets in any given region have a competitive advantage in that region over generators not in the region. There is an existing natural market for the installed capacity and the electric energy of our electricity generating stations in Western New York, which includes the retail service territories of NYSEG, Niagara Mohawk Power Corporation and Rochester Gas & Electric Corporation. The existing transmission infrastructure also permits us to access neighboring markets. However, our ability to sell electric energy into neighboring markets is limited by constraints imposed by transmission capacity limitations and limits on imported electricity imposed by power pools in those markets for reliability considerations. Until April 30, 2001, our ability to sell electric energy into neighboring markets may also be limited because we are required to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day because we have sold our installed capacity to NYSEG pursuant to a capacity purchase agreement.

         At the time we acquired our electricity generating stations, we entered into a two-year agreement for energy marketing services with Merchant Energy Group of the Americas, Inc. ("MEGA"), an Annapolis, Maryland-based subsidiary of Gener S.A., a Chilean independent power producer listed on the New York Stock Exchange. MEGA was responsible for marketing our electric energy, installed capacity and ancillary services in the deregulated New York power market. The marketing agreement between us and MEGA was terminated effective November 26, 2000. We have paid MEGA $1.6 million and will make an additional four payments of $225,000 each from 2002 to 2005 as part of the termination of our agreement with MEGA.

         We entered into an arrangement with AES Odyssey, L.L.C. ("Odyssey"), a direct wholly owned subsidiary of The AES Corporation. This agreement commenced on November 27, 2000 and is for a term of three years. Odyssey will provide data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month.

         Odyssey acts as agent on behalf of us in the over-the-counter and New York ISO markets. As agent, Odyssey manages all energy transactions under our name including (i) preparing confirmations for us and approving confirmations with counter-parties, (ii) conducting monthly check-outs with counter-parties as appropriate before the preparation of invoices, (iii) invoicing counter-parties for the term of the transactions and (iv) otherwise managing and executing the terms of the transactions in accordance with their provisions.

         Odyssey provides data management for us by maintaining databases of pricing, load, transmission, weather and generation data to aid in analysis to optimize the value of our assets.

         Odyssey maintains a transaction management system to manage day-ahead commitments with the New York ISO, swap and physical values with counter-parties and provide daily financial reporting, end of day budget variance, forward mark to market and commercially accepted risk analysis.

         New York Wholesale Electric Energy Market. Electric energy generators may sell electric energy, installed capacity and ancillary services at the wholesale level to regulated distribution utilities, municipalities and energy supply companies. Electric energy generators may also sell electric energy, installed capacity and ancillary services in the centralized wholesale market coordinated by the ISO. Competition in wholesale and retail markets has led to unbundling of and distinct markets for electric energy, installed capacity and ancillary services.

         Electric Energy Markets. Any generator in New York State can sell its output of electric energy to any wholesale customer statewide including utilities, municipalities, and energy supply companies. Generators can sell electric energy under bilateral contracts, with pricing and other provisions determined by two-party negotiation, or they can bid into either or both of two centralized settlement systems for electric energy, a market for delivery on the following day or a market for delivery on an immediate basis, which is intended primarily to balance actual loads and resources. The system pricing is based upon market clearing price, which is the price at which sufficient electric energy is supplied to satisfy all demand for which bids have been submitted. If a generator's bid is equal to or less than the market clearing price, the generator will be paid the market clearing price, rather than its bid price, at the point it supplies electric energy to the system and the purchaser will pay the market clearing price at the point it receives electric energy from the system. If a generator's bid exceeds the market clearing price, the generator will not be dispatched.

         In general, we sell the electric energy generated by our electricity generating stations directly into the spot market. On occasion, we enter into bilateral sales contracts for our electricity generating stations' electric energy.

         Installed Capacity Market. A market in which electricity generators can sell commitments of their installed generating capacity has been established to ensure there is enough generation capacity to meet retail demand and ancillary service requirements. Any load serving entity, i.e., an entity selling electric energy to consumers of electric energy, including regulated distribution utilities, municipalities and energy supply companies, is required to procure capacity commitments sufficient to meet its capacity requirements based on its forecasted annual requirements at times of maximum usage plus a reserve requirement. Initially, each load serving entity is required to purchase installed capacity commitments equal to 118% of its forecasted annual maximum usage (which translates into a 22% control area reserve margin). The load serving entity can secure these capacity commitments through a bilateral contract or through installed capacity auctions. Any capacity commitment which is not procured locally needs to satisfy the requirement that, as an import, it does not violate transmission constraints.

         Suppliers of installed capacity are not required to supply the associated electric energy to the load serving entity with whom they have a contract to provide installed capacity. For reliability reasons, the New York ISO requires that electricity generators that sell installed capacity into New York must make their electric energy available in the event of a system emergency. This prevents generators from entering into firm contracts to sell electric energy into one market and installed capacity into another. If the installed capacity supplier's offer in the electric energy market for delivery on the following day is not accepted, the installed capacity supplier, for the next day, will be free either to offer to sell its electric energy in the market for delivery on an immediate basis or to sell electric energy to any customer, including out-of-state customers.

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

         OTC Swap Market. A fairly liquid over-the-counter swap market has developed in several of the ISO Zones, (1) West or Zone A, (2) East or Zone G, and (3) New York City or Zone J. A zone is a defined portion of the New York electric system that encompasses a set of load and generation buses. Each Zone has an associated zonal price that is calculated as a weighted average price. Currently New York State is divided into eleven zones, corresponding to ten major transmission interfaces that can become congested. The swaps settle against the Day Ahead LBMP for Zone A. Our plant prices are highly correlated to the Zone A price and the swaps are highly effective products for managing our price risk.

         Transmission System Market. Transmission lines in New York are controlled by the ISO. Transmission access is available to all market participants on a comparable and non-discriminatory basis. A party transmitting electric energy through or out of New York State pays the ISO a transmission service charge to cover the revenue requirements of the transmission owner. Electric energy sold under a bilateral contract is subject to a congestion charge. The congestion charge reflects the differences between the LBMP at the source and destination on the transmission system. Parties can hedge their exposure to congestion charges through transmission congestion contracts which are auctioned biannually.

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


         Fuel Supply

         Our electricity generating stations are located in close proximity to important coal producers. In addition, both the Somerset Generating Station and the Cayuga Generating Station are equipped with flue gas desulfurization systems which allow the plant to burn less expensive medium- and high-sulfur coal while staying within sulfur dioxide ("SO2") emission regulation requirements.

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

         Approximately 100% of the Somerset Generating Station's and approximately 70% of the Cayuga Generating Station's coal requirements are supplied under a contract with Consolidation Coal Company ("Consol"), under which Consol will provide coal at least through 2002. The agreement terminates on December 31, 2003 unless extended by the parties.

         The Greenidge Generating Station and the Westover Generating Station rely on spot market purchases of medium-sulfur coal.

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

         The Somerset Generating Station currently operates at operating costs at which it can be run economically even at times of minimum demand for electric energy. The Somerset Generating Station also is capable of burning low cost medium- and high-sulfur coal as a result of being equipped with a flue gas desulfurization system and a selective catalytic reduction system. When the Somerset Generating Station is not being dispatched at maximum load, its periodic load can be varied to both meet system load demand and provide transmission system support and the plant can provide both operating reserves that are available immediately or on ten minutes notice.

         The Cayuga Generating Station

         The Cayuga Generating Station is located alongside the east shore of Cayuga Lake, near the town of Lansing, New York. There are two operating units at the Cayuga Generating Station, Unit 1 and Unit 2, which began generating electricity in 1955 and 1958, respectively. The maximum aggregate net generating capacity of the two units is 306MW. Cayuga Unit 1 currently has a net generating capacity of 150MW. Unit 2 currently has a net generating capacity of 156MW.

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

         Westover Generating Station

         The Westover Generating Station is located alongside the Susquehanna River near Johnson City, New York, and began generating electricity in the early 1900's. Units 1 through 6 have been retired and physically removed. The Westover Generating Station presently consists of two units, Unit 7 and Unit 8, with a combined maximum net generating capacity of 126MW.

         The Westover Generating Station is capable of providing both operating reserves that are available immediately or on ten minutes notice. The station is equipped with Automatic Generation Controls, which connect it to the New York independent system operator power control center and enable it to provide regulation, frequency support, and when directed by the ISO, voltage support.

         Greenidge Generating Station

         The Greenidge Generating Station is located on the west shore of Seneca Lake adjacent to the village of Dresden, New York, and began generating electricity in 1938. Units 1 and 2 have been retired and physically removed. The Greenidge Generating Station presently consists of two units, Unit 3 and Unit 4, with a combined maximum net generating capacity of 161MW.

         The Greenidge Generating Station is capable of providing both operating reserves available immediately and on ten minutes notice. The station is equipped with Automatic Generating Controls, which connect it to the New York independent system operator power control center and enable it to provide regulation, frequency support, and, when directed by the ISO, voltage support.

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

         State Regulation. In New York State, recent legislation has significantly deregulated the rate setting aspects of the industry. However, significant risks remain, including, but not limited to, the potential that the state deregulation initiatives are not implemented in the manner anticipated by us or that they could be reversed or nullified. We have obtained authorization from the New York State Public Service Commission for the issuance of the pass through trust certificates and the incurrence of debt pursuant to the recently terminated working capital credit facility with Credit Suisse First Boston. We have also requested approval of our new working capital facility.

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

         Environmental Regulatory Matters

         General

         As is typical for electric generators, our electricity generating stations are required to comply with federal, state and local environmental regulations relating to the safety and health of personnel and the public, including

    o the identification, generation, storage, handling, transportation, disposal, record-keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials associated with our electricity generating stations;

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

         It is likely that the stringency of environmental regulations affecting us and our operations will increase in the future. In the meantime, we will monitor potential regulatory developments that may impact our operations and we will participate in rulemaking proceedings applicable to our operations when we consider it advisable to do so. We do not expect any proposed regulations to have a material adverse effect on our operations or our financial condition.

         Expenditures. Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements and other than the expenditures for the Somerset Generating Station selective catalytic reduction system, including the construction of new landfill space to manage ash from selective catalytic reduction system operations, and the construction of a selective catalytic reduction system on Cayuga Generating Station Unit 1, and possible expenditures for a selective catalytic reduction system on Cayuga Generating Station Unit 2, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our operations or our financial condition. See "Air Emissions--Nitrogen Oxides."

         Air Emissions

         The federal Clean Air Act and many state laws, including the laws of the State of New York, require significant reductions in utility SO2 and nitrogen oxides ("NOX") emissions that result from burning fossil fuels in order to reduce acid rain and ground-level ozone (smog).

         Sulfur Dioxide (SO2). SO2 emissions are regulated under Title IV of the federal Clean Air Act Amendments and by the New York Acid Deposition Control Act. One of the primary goals of Title IV of the Amendments was to reduce SO2 emissions by 10 million tons from 1980 levels. The SO2 emission reduction requirements generally apply to almost all fossil-fuel fired electric generating units producing electricity for sale. Power plants subject to Title IV are required to obtain acid rain permits, to hold sufficient emission allowances to cover their SO2 emissions, and to comply with various monitoring and record-keeping requirements. The federal SO2 requirements are implemented in two phases--Phase I applies to the 110 plants listed in section 404 of the Act and Phase II generally affects all other electric generating plants selling over 25MW to the electricity distribution grid. Phase I of the federal Clean Air Act Amendments SO2 program went into effect January 1, 1995, with Cayuga Generating Station Unit 1 and Unit 2 and Greenidge Generating Station Unit 4 falling under the program. Phase II went into effect January 1, 2000 and affects all units.

         Flue gas desulfurization systems or "scrubbers" are operated at both the Somerset Generating Station and the Cayuga Generating Station to reduce total SO2 emissions from these plants to quantities substantially below the Title IV SO2 "allowance" allocations for the units at these plants. An allowance is a freely transferable right to emit one ton of a substance, in this case, SO2. The excess allowances are accumulated and can either be used for our other electricity generating stations or sold to provide liquidity to us. We may sell SO2 allowances rather than save them for Phase II of Title IV of the federal Clean Air Act Amendments. During Phase II, we may need to purchase SO2 allowances to cover SO2 emissions for the Greenidge Generating Station and the Westover Generating Station. Market prices for SO2 allowances currently range from $145 to $175 per ton. We believe that, with operational changes and additional expenditures, we could lower the shortfall of SO2 allowances for the stations. We were net sellers of NOX allowances in 2000 and are also expected to have a surplus of NOX allowances in 2001. We were self sufficient with respect to SO2 allowances in 2000, however it is expected that we may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2001 assuming the units are operated at capacities similar to 2000. At current market prices, it may cost upwards of $1.75 million to $2.275 million to purchase sufficient SO2 allowances for 2001.

         On October 14, 1999, New York Governor Pataki announced a new initiative which directs the New York State Department of Environmental Conservation to issue regulations requiring electric generators to reduce SO2 emissions by another 50% below Phase II standards. The Governor is calling for the new regulations to be phased in starting on January 1, 2003 with implementation completed by January 1, 2007. If implemented, the Governor's initiative has the potential to require further SO2 reductions at our electric generating stations and may necessitate that either additional SO2 emission controls be installed, lower sulfur coal be utilized or surplus SO2 allowances be purchased. We are not currently in a position to quantify the potential costs of complying with the Governor's SO2 initiative; however, the costs of compliance could be substantial. The New York State Department of Environmental Conservation is expected to propose a rule in 2001 to implement the Governor's initiative.

         In addition, we received an information request letter dated October 12, 1999 from the New York Attorney General which sought detailed operating and maintenance history for the Westover and Greenidge Generating Stations. On January 13, 2000, we received a subpoena from the New York State Department of Environmental Conservation seeking similar operating and maintenance history for all four of our electricity generating stations. We have provided materials responding to the requests from the Attorney General and the Department of Environmental Conservation. This information was sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electric generation stations in New York which are suspected of undertaking modifications in the past (from as far back as 1977) without undergoing an air permitting review. Both the Governor's initiative and the Attorney General's and the Department of Environmental Conservation's investigations have the potential of triggering further emission reductions at our plants and possibly resulting in the necessity of installing additional emissions control equipment.

         On April 14, 2000 we received a request for information pursuant to
Section 114 of the Clean Air Act from the United States Environmental Protection Agency ("EPA") seeking detailed operating and maintenance history data for the Cayuga and Somerset Generating Stations. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. We have provided the requested documentation and the EPA is currently evaluating the materials.

         By letter dated May 25, 2000, the New York State Department of Environmental Conservation issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover Generating Stations related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by us. Pursuant to the Asset Purchase Agreement relating to the acquisition of the electricity generating stations from NYSEG, we agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the electricity generating stations. On September 12, 2000, we agreed with NYSEG that we will assume the defense of and responsibility for the NOV, subject to a reservation of our right to assert applicable exceptions to our contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC. We are unable to estimate the effect of this NOV on our financial condition or results of future operations. It is possible that the Department of Environmental Conservation NOV and other potential enforcement actions arising out of the Attorney General, Department of Environmental Conservation, and EPA investigations may result in penalties and the potential requirement to install additional air pollution control equipment and could require us to make substantial expenditures.

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

         The Phase I regulations require facilities in New York State to implement NOX control requirements based on reasonably available control technology. The Somerset, Cayuga, Greenidge and Westover Generating Stations operate under a common averaging plan, whereby the stations that emit well below the system-wide limit reduce the overall average for electricity generating stations that emit in excess of the system-wide limit.

         Implementation of the Phase II emission rules commenced on May 1, 1999. The Phase II NOX regulations set forth a NOX allowance allocation program which gives us 6,292 NOX emission allowances annually, through 2002. Each allowance authorizes us to emit one ton of NOX during the ozone season (May 1 to September
30), beginning in 1999.

         To comply with the stricter emissions regulations beginning in 1999, we installed a selective catalytic reduction system at the Somerset Generating Station which became operational in June 1999.

         The Somerset Generating Station generated approximately 2500 excess allowances in 1999 and 2000, and should continue this in 2001 and 2002. The Cayuga Generating Station is expected to accumulate approximately 600 excess allowances per year on Unit 1 during the 2001-2002 ozone season. A portion of our compliance strategy involves potential installation of additional NOX control technology at our electricity generating stations, and/or the selling or trading of excess allowances. This includes trades between our electricity generating stations as needed to offset NOX emissions. During 2000, we were a net seller of NOX allowances, and we expect to be a net seller during 2001.

         The current allowance allocations will allow each of our electricity generating stations to run at their planned capacity factors through 2003, when the more stringent Phase III NOX regulations are imposed. Since the final Phase III allowance allocations have not been made, it is difficult for us to predict the size of the allowance shortfall, if any, that may exist at that time. We may decide to install a second selective catalytic reduction system at the Cayuga Generating Station in order to continue operation of each of our electricity generating stations at full planned capacity factors during Phase III. We are also considering other compliance strategies and control technologies.

         New York Governor Pataki's October 14, 1999 initiative also directs the New York State Department of Environmental Conservation to issue regulations requiring electric generators to impose stringent NOX reduction requirements on a year-round basis, rather than just during the summertime ozone season. The Governor has called for the new regulations to be in effect starting on January 1, 2003. If implemented, the Governor's initiative has the potential to require further NOX emission reductions at our electricity generating stations and may necessitate the installation of additional emissions control equipment at certain stations.

         The capital cost of the Somerset Generating Station selective catalytic reduction system was $31 million. We expect that the system will operate for 20 years at which time we will need to replace the catalyst at an estimated cost of $4.5 million in 1999 dollars. The capital cost of the Cayuga Generating Station selective catalytic reduction system on Unit 1 will be $11.2 million. We expect that the system will operate for 20 years with catalyst replacement capital costs of $325,000 every four years.

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

         Each of our electricity generating stations is required to meet an opacity limit. In the past, several of the plants exceeded these limits. This was a common problem at coal-fired electricity generating plants, and the New York State Department of Environmental Conservation has initiated an enforcement action against several utilities, including NYSEG. Potential fines and required actions cannot be divulged to the public until a final settlement is reached. Nevertheless, it would appear that any consent order will likely require continued operation at the current level of opacity compliance that has been achieved over the past year.

         Over a year ago we received a draft consent order from the New York State Department of Environmental Conservation that alleges violations of the opacity emission limitations in the air permits for the Cayuga, Westover, and Greenidge Generating Stations occurring since our electricity generating stations were purchased from NYSEG. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after May 14, 1999, the date of the acquisition. We expect to enter a final consent order with the Department of Environmental Conservation late in 2001. AES NY, L.L.C. also received notice from NYSEG that NYSEG has received a draft consent order from the Department of Environmental Conservation seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.

         Mercury. In 2000, the EPA determined that regulation of mercury emissions from the nation's coal-fired power plants is necessary. The regulations will be developed over the coming years, with a final rule scheduled to be promulgated in December 2004, and compliance under the new rule expected for December 2007. At this point we cannot determine what the costs would be to comply with mercury control regulations.

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

         We have budgeted $9.8 million for the cost for environmental liabilities at our electricity generating stations (excluding closure and post-closure costs for the Weber and Lockwood ash disposal sites), based on estimates of environmental consultants retained by NYSEG and The AES Corporation. We have budgeted approximately $6 million for closure and post-closure (monitoring and maintenance) expenses for the Lockwood ash disposal site, based solely on amounts previously budgeted for these activities by NYSEG. AES Creative Resources, L.P. assumed responsibility for the Weber ash disposal site. Our subsidiary, AEE2, L.L.C., has agreed to contribute two-thirds of the closure costs for the Weber ash disposal site (AEE2, L.L.C.'s share is estimated at approximately $2 million) based on the amount of ash disposed at the site from the Westover Generating Station and the Greenidge Generating Station, which are owned by AEE2, L.L.C., compared to the amount disposed from the Hickling Generating Station and the Jennison Generating Station, which were acquired by AES Creative Resources, L.P.

         In October 1999, AES Creative Resources, L.P. entered into a consent order with the New York State Department of Environmental Conservation to resolve alleged violations of the water quality standards in the groundwater downgradient of the Weber ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was conducted and indicated that there is a possibility that some groundwater remediation at the site may be required. Further compliance with this order included a Closure Investigation Report which was submitted to the New York State Department of Environmental Conservation in the spring of 2000, and a Closure Plan which was submitted to the New York State Department of Environmental Conservation in January 2001. The latest part of the consent order will be implemented during the 2001 spring/summer construction season when the work scope for covering the site and carrying out the future monitoring of the site per the Closure Plan will be implemented. AEE2, L.L.C. will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million, as well as additional costs for long-term groundwater monitoring. While the actual closure costs may exceed $3 million, we do not expect any added closure costs to be material. Nevertheless, if a groundwater remediation is required, these costs have not been budgeted, and AEE2, L.L.C. may be responsible for a portion of such costs.

         These projected environmental cost estimates are not a guarantee that additional environmental liabilities will not be incurred, and it is possible that the actual costs could be significantly higher. In addition, it is possible that previously unknown environmental conditions will be discovered in the future.

         Because the new selective catalytic reduction system at the Somerset Generating Station may result in ammonia-contaminated fly ash, we expect to develop a new area, Area 3, of the on-site landfill located at the Somerset Generating Station to contain the ammoniated ash. Area 3 will also be used for disposal of ammoniated sludge produced during flue gas desulfurization system operation while the selective catalytic reduction system is also in operation (May 1 to September 30). Area 3 will comply with modern landfill design and performance standards and will be built with a synthetic liner and a leachate collection system. On April 26, 1999, the New York State Board on Electric Generation Siting and the Environment approved the plan to use Area 3, subject to approval by the New York State Department of Environmental Conservation of more detailed design submissions, and approved the use of the lined coal pile storage area for the temporary storage of the ammoniated ash. The Department of Environmental Conservation has defined non-ammoniated waste material to contain less than 0.5 parts per million of ammonia. Most of the fly ash generated during operation of the selective catalytic reduction system at Somerset qualifies as non-ammoniated. The Department of Environmental Conservation approved disposal of non-ammoniated waste material generated during the operation of the selective catalytic reduction system in Area 1. We are working with the Department of Environmental Conservation to complete an approved design for the Area 3 expansion. The existing Cayuga Generating Station on-site landfill currently complies with modern landfill design and performance standards and will receive any ammonia-contaminated fly ash or ammoniated sludge produced during operation of the selective catalytic reduction system for Unit 1.

         The Somerset landfill is under the jurisdiction of the Public Service Commission. NYSEG's original compliance filing with the Public Service Commission in 1983 provided that the landfill would be constructed in a 200 acre section of the site, which NYSEG divided into three areas (Areas 1, 2, and 3). The landfill was designed to comply with the then-existing solid waste landfill standards of the New York State Department of Environmental Conservation. Each area was to receive a separate landfill unit lined with a low permeability material, usually clay. However, the first 17-acre section of Area 1 of the landfill was lined with compacted soil only. Only Area 1 was used by NYSEG. The Area 1 landfill has been expanded seven times during the years since 1983. When a portion of Area 1 reaches the maximum allowable elevation (130 feet), it is "capped" by adding compacted soil and planting ground cover. The entire process is meant to be self-implementing, with little input from the Public Service Commission unless there is a problem or a change in design or operation.

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

         Natural groundwater conditions present at the Somerset site make it very difficult to distinguish between landfill leachate and naturally occurring substances in the groundwater. Substances that are typically considered indicators of leachate infiltration into groundwater from ash monofill operations, namely sulfates, iron and manganese, are also naturally occurring in the groundwater around and beneath Area 1. NYSEG commissioned independent consultants to perform groundwater testing using sophisticated geochemical fingerprinting techniques, which distinguish the major ions of a water sample. NYSEG's consultants have shown, to the satisfaction of the Public Service Commission, that there has been no material release of leachate from Area 1 into the groundwater.

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

         Exceedences of state groundwater standards at the Cayuga Generating Station were reported in the vicinity of the coal pile area, the coal pile runoff pond, and the ash disposal site. In 1997, a new liner was installed under the coal pile which brought the Cayuga Generating Station within state groundwater standards.

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

         In 2000, the EPA confirmed that ash disposed of in landfills should be regulated as non-hazardous waste. Nevertheless, the EPA determined that additional solid waste regulations will be developed for coal ash disposal in landfills and surface impoundments. At this point, we cannot determine whether such new regulations will have an impact on our ash disposal practices.

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

People

         As of December 2000, we employed 292 people who operate our electricity generating stations. The International Brotherhood of Electrical Workers (the "IBEW") represents hourly labor at the Somerset Generating Station, the Cayuga Generating Station, the Westover Generating Station and the Greenidge Generating Station. The IBEW represents approximately 240 workers. Pursuant to the terms of the Asset Purchase Agreement with NYSEG, we (as assignee) were required to offer employment to substantially all of the people employed by NYSEG at our electricity generating stations. We were also required to assume the collective bargaining agreement for our electricity generating stations between NYSEG and the IBEW. The term of the collective bargaining agreement ended on June 30, 2000 and new Collective Bargaining Agreements have been negotiated with respect to each electricity generating station, on an individual electricity generating station basis. This gives us continuing labor harmony and encourages the adoption of The AES Corporation's culture by emphasizing individual businesses with responsibility and ownership of local issues. We retained a substantial majority of the NYSEG workforce at each of the electricity generating stations. We believe that relations with the people employed at our electricity generating stations are satisfactory.

Item 2.  Properties

         The following table shows the material properties which we or our subsidiaries own or lease. See "Business--The Electricity Generating Stations" for more information about these properties.


Electricity Generating
        Station            Location         Capacity      Owned or Leased     Expiration of Lease

------------------------   --------------  ------------     ---------------  ------------------
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

Item 3.  Legal Proceedings

         We received an information request letter dated October 12, 1999 from the New York Attorney General which sought detailed operating and maintenance history for the Westover and Greenidge Generating Stations. On January 13, 2000, we received a subpoena from the New York State Department of Environmental Conservation seeking similar operating and maintenance history for all four of our electricity generating stations. We have provided materials responding to the requests from the Attorney General and the Department of Environmental Conservation. This information was sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electricity generating stations in New York which are suspected of undertaking modifications in the past (from as far back as 1977) without undergoing an air permitting review.

         On April 14, 2000 we received a request for information pursuant to
Section 114 of the Clean Air Act from the EPA seeking detailed operating and maintenance history data for the Cayuga and Somerset Generating Stations. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. We have provided the requested documentation and the EPA is currently evaluating the materials.

         By letter dated May 25, 2000, the New York State Department of Environmental Conservation issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover Generating Stations related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the electricity generating stations by us. Pursuant to the Asset Purchase Agreement relating to the acquisition of the electricity generating stations from NYSEG, we agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the electricity generating stations. On September 12, 2000, we agreed with NYSEG that we will assume the defense of and responsibility for the NOV, subject to a reservation of our right to assert applicable exceptions to our contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the Department of Environmental Conservation. We are unable to estimate the effect of this NOV on our financial condition or results of future operations. It is possible that the Department of Environmental Conservation NOV and other potential enforcement actions arising out of the Attorney General, Department of Environmental Conservation, and EPA investigations may result in penalties and the potential requirement to install additional air pollution control equipment and could require us to make substantial expenditures.

         Over a year ago we received a draft consent order from the New York State Department of Environmental Conservation that alleges violations of the opacity emission limitations in the air permits for the Cayuga, Westover, and Greenidge Generating Stations occurring since we acquired our electricity generating stations from NYSEG. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after May 14, 1999, the date of the acquisition. We expect to enter a final consent order with the Department of Environmental Conservation late in 2001. AES NY, L.L.C. also received notice from NYSEG that NYSEG has received a draft consent order from the Department of Environmental Conservation seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for our Company's Common Equity and Related Stockholder Matters

         All outstanding equity interests in our company are owned indirectly by The AES Corporation.


Item 6.  Selected Financial Data




As of December 31,                                             2000            1999
---------------------------------------------------- ------------------ ------------------
Balance Sheet Data (in millions)
Total Assets                                                 $1,185          $1,133
Long Term Liabilities                                        $  678          $  692
Partners' Capital                                            $  442          $  378

---------------------------------------------------- ------------------ ------------------

 For the period ending December 31,                             2000            1999
---------------------------------------------------- ------------------ ------------------

Statement Of Income Data (in millions)
Operating Revenue                                             $388            $185
Operating Income                                              $151            $ 57
Net income                                                    $ 98            $ 24


Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

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

         All four of our electricity generating stations operate as merchant plants, which means that we sell their output in power pool spot market transactions or in transactions negotiated from time to time directly with another party rather than selling the output under a long-term power sales contract. As merchant plants, our electricity generating stations generally will be dispatched, that is, they will supply electricity, whenever the market price of electricity exceeds their variable cost of generating electricity. Our revenue and income will be directly affected by the price of electricity, which is usually highest during the summer and winter peak seasons.

         The economics of any electric power facility are primarily a function of the price of electricity, the quantity of electricity which is purchased and the level of operating expenses. The greater the percentage of time a unit is dispatched, the greater the revenues associated with that unit.

         We expect to concentrate our business activities in the New York power market for the foreseeable future. The markets for wholesale electric energy, installed capacity and ancillary services in the New York power market were largely deregulated in November 1999. In a competitive market where the order in which electricity generating plants are dispatched is based on bids for the sale of electric energy made by owners of generating assets in the region, we expect that owners of lower marginal cost facilities will bid lower prices and therefore those facilities will be dispatched more often than higher marginal cost facilities.

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

         Our electricity generating stations have historically been available to run a high percentage of the time due to the regulated utility-grade nature of their design and construction. In 2000 and 1999, the stations had a weighted average (based on capacity) equivalent availability factor of 94% and 97%, respectively (excluding the outage at the Somerset Generating Station during May and June 1999). Based upon the historical experience of The AES Corporation, we believe that we can maintain or improve the availability of our electricity generating stations.

         At the Cayuga Generating Station, we are currently planning major maintenance outages of approximately 30 days each for Unit 1 in 2001 and Unit 2 in 2002. We will schedule these outages to avoid expected seasonal peaks in demand for electric energy and we will schedule these outages to coincide with normal, annual 10 to 14 day maintenance outages. We expect that there will be no significant impact on our results of operations from these major maintenance outages.

         We also derive revenue from sales of installed capacity and ancillary services. Under the terms of the capacity purchase agreement with NYSEG, NYSEG will purchase all of our 1,268MW of installed capacity at a price of $68 per MW-day until April 30, 2001. After April 30, 2001 we can sell our installed capacity through the over the counter market or the New York ISO auction market for installed capacity. The rules of the New York ISO system currently require installed capacity suppliers to offer to sell their electric energy in the New York market for delivery of electric energy on the following day. We are permitted to export electric energy when the energy is not needed in the New York market. However external energy sales by generators that have sold their installed capacity in New York are subject to recall for use in New York without advance notice.

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

         Results of Operations

         We engaged in no operations between our formation in December 1998 and May 14, 1999. There are no separate financial statements available with regard to our electricity generating stations prior to May 14, 1999 because their operations were fully integrated with, and therefore results of operations were consolidated into, NYSEG. In addition, the electric output of our electricity generating stations was sold based on rates set by regulatory authorities while they were owned by NYSEG. As a result and because electricity rates are now set by the operation of market forces, the historical financial data with respect to our electricity generating stations for periods prior to May 14, 1999 is not meaningful or indicative of our future results. Our results of operations depend primarily on revenues from the sale of electric energy, installed capacity and ancillary products, and the level of our operating expenses.

         Energy revenue results from sales of electric energy into the New York power market and adjoining power pools. Capacity revenue results from our commitment of our generating capacity to NYSEG under the capacity purchase agreement that we entered into with NYSEG to satisfy NYSEG's requirement to procure capacity commitments sufficient to meet its forecasted peak demand plus a reserve requirement. Other revenue in the period ended December 31, 1999 resulted mainly from the sale of credits for the emission of nitrogen oxides. We recorded a net asset and a gain of approximately $24.9 million in the fourth quarter of 2000 related to a transmission agreement with Niagara Mohawk Power Corporation (see Note 7 to our financial statements). Other revenue for the year ended December 31, 2000 includes a net gain of approximately $5.3 million relating to curtailment of the defined benefit pension plan for collectively bargained people (see note 9 to our financial statements).

         For the year ended December 31, 2000 and the period from May 14, 1999 (inception) to December 31 1999, we generated revenues of $323 million and $163 million, respectively, from sales of electricity and $32 million and $18 million, respectively, from the capacity purchase agreement with NYSEG. The increase in revenue in 2000 is primarily due to a full year of operations combined with higher energy prices. Operating expenses totaled $236 million and $128 million, respectively, primarily due to fuel cost for electric generation of $132 million and $71 million, respectively. The increase in operating expenses in 2000 is primarily due to a full year of operations. In addition, the Somerset Generation Station incurred fixed charges associated with the Niagara Mohawk Power Corporation transmission agreement of $6.1 million. Net interest expense was $53 million and $33 million, respectively. Our net income was $98 million and $24 million, respectively.

         The Somerset Generating Station was taken out of service from May 14, 1999 to June 28,

1999 to complete the installation of a selective catalytic reduction system and to make other improvements to the station's turbine and boiler. During the period from May 14 to June 28, 1999, net costs directly related to the construction at the Somerset Generating Station were capitalized and are included in electric generation assets on our balance sheet. Our revenues and our energy generation costs were lower than usual during the period from May 14, 1999 to June 28, 1999 because the Somerset Generating Station was not in service for almost the entire period. Our revenues from sales of electricity during the summer months of 1999 were positively affected by the abnormally high temperatures experienced in the northeastern United States and the resulting high demand for electricity. As a consequence, our results of operations during the period from May 14, 1999 to December 31, 1999 may not be comparable with our results of operations during future periods or indicative of our future results of operations.

         As a result of our failure to complete an exchange offer for the pass through trust certificates on or prior to November 10, 1999, the pass through trust certificates accrued additional interest at the rate of 0.50% per annum from November 10, 1999 until March 27, 2000, when we completed the exchange offer for the pass through trust certificates. We paid approximately $229,000 additional interest per month during this period.

         Liquidity and Capital Resources

         The leases for the Somerset Generating Station and the Cayuga Generating Station require that we make fixed semiannual payments of rent on each January 2 and July 2 during the terms of the leases commencing on January 2, 2000 in amounts calculated to be sufficient (1) to pay principal and interest when due on the secured lease obligation notes issued by the special purpose business trusts that own and lease to us the Somerset Generating Station and the Cayuga Generating Station and (2) to pay the economic return of the institutional investors that formed the special purpose business trusts. Our rent obligation(which includes deferrable amounts) under the leases was $36.5 million for 1999 and $59.8 million for 2000 and is $60.5 million for 2001, $60.5 million for 2002, $60.5 million for 2003, $60.5 million for 2004, $59.5 million for 2005 and a total of $1,347.3 million for the years thereafter. For purposes of the minimum rent obligations described in the preceding sentence, we treated the semiannual rent payments that are due on January 2 of each year as though they would be paid in the preceding year. You can find information concerning our minimum rental obligations that treats rent payments as obligations for the years in which they are due in the notes to our audited financial statements which are included in this Annual Report on Form 10-K. Through July 2, 2020 and so long as no Lease Event of Default exists, we may defer payment of rent obligations under each lease in excess of the amount required to pay principal and interest on the secured lease obligation notes until after the final scheduled payment date of the secured lease obligation notes. We have not deferred any rent obligations to date. In addition, we are required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable basic rent) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. The amount of the rent reserve account required currently is $29 million. We will also be obligated to make payments under the coal hauling agreement with Somerset Railroad in an amount sufficient, when added to funds available from other sources, to enable Somerset Railroad to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. On August 14, 2000 Somerset Railroad entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to Somerset Railroad by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. As a result of these obligations, we must dedicate a substantial portion of our cash flow from operations to payments of rent under the leases, payments under our working capital facility and payments under the coal hauling agreement with Somerset Railroad, which in turn allow Somerset Railroad to pay principal and interest under its credit facility with Fortis Capital Corp.

         We incurred approximately $20.8 million and $64.2 million in capital expenditures with regard to our assets for the years ended December 31, 2000 and 1999, respectively. We will make capital expenditures thereafter according to the life extension program to be implemented at our electricity generating stations. The average capital expenditures to be made under the program are $11.9 million per year. We have budgeted capital expenditures totaling $18.2 million for 2001, $10.4 million for 2002, $4.4 million for 2003, $3.5 million for 2004 and a total of $335 million for the remaining years through 2032. These amounts include approximately $11.2 million to install a selective catalytic reduction system to reduce NOX emissions at the Cayuga Generating Station during a scheduled outage in 2001. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

         Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements and, other than the expenditures for a selective catalytic reduction system at the Somerset Generating Station, including the construction of new landfill space to manage ash from selective catalytic reduction system operations, construction of a selective catalytic reduction system at Cayuga Generating Station Unit 1 and possible expenditures for a selective catalytic reduction system at Cayuga Generating Station Unit 2, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our results of operations or our financial condition. See "Business--Regulation--Environmental Regulatory Matters."

         Our net working capital at December 31, 2000 and 1999 was $83 million and $47 million, respectively. No amounts were borrowed under the working capital credit facility with Credit Suisse First Boston at December 31, 2000. During 1999 and 2000, we made two borrowings under this working capital credit facility. The first borrowing was from August 25, 1999 to September 13, 1999 in the amount of $5 million and bore interest at the rate of 9.25% per annum. The second borrowing was from July 18, 2000 to July 25, 2000 in the amount of $8 million and bore interest at the rate of 8.375% per annum. This facility was terminated as of March 9, 2001. We are currently finalizing the terms and conditions of a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility will have a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility.

         The outage at the Somerset Generating Station for almost the entire period from May 14, 1999 to June 30, 1999 did not impair our ability to meet our obligations during this period. Subsequent to this outage, our four electricity generating stations are all available for service and are being dispatched to generate electricity when market conditions warrant.

         Cash flow from our operations was sufficient to cover aggregate rental payments under the leases for the Somerset Generating Station and the Cayuga Generating Station on the rent payment dates of January 2, 2000, July 2, 2000 and January 2 2001. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter. We also believe that our cash flow from operations, together with amounts we can borrow under our new $35 million working capital and letter of credit facility with Union Bank of California, N.A. will be sufficient to cover expected capital requirements over the terms of the leases. If we are required to make unanticipated capital expenditures, our cash flow from operations and operating income in the period incurred might be reduced. In the event of a shortfall between the amount of our commitments and the foregoing sources of funds, the shortfall may be made up by loans or equity contributions from The AES Corporation, but there can be no assurances that The AES Corporation would decide to provide a loan or equity contribution.

         Our future ability to obtain additional debt financing for working capital, capital expenditures or other purposes is limited by financial covenants restricting our ability to incur debt and liens contained in the agreements governing the leases of the Somerset Generating Station and the Cayuga Generating Station. With certain exceptions, these agreements limit us to a maximum of $100,000,000 of indebtedness, including no more than $25,000,000 of indebtedness for purposes other than to provide working capital.

         Our ability to make distributions to the partners of our company is restricted by the terms of the agreements governing the leases for the Somerset Generating Station and the Cayuga Generating Station. We may make distributions only on or within ten days after a semiannual rent payment date and only if all rent on the leases has been paid, the reserve accounts for lease payments that we are required to maintain are fully funded and other conditions are satisfied.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risks associated with commodity prices. We often utilize financial instrument contracts to hedge against such fluctuations. We utilize financial and commodity derivatives solely for the purpose of hedging exposures to market risk. We generally do not enter into derivative instruments for trading or speculative purposes.

         We are exposed to the impact of market fluctuations in the price of electricity and coal. Our current and expected future revenues are derived from wholesale energy sales without significant long-term revenue or supply contracts. Our results of operations are subject to the volatility of electricity and coal prices in competitive markets. We hedge certain aspects of our "net open" positions. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of this strategy involves the use of commodity forward contracts, swaps and options.

         In 2000, we adopted a value at risk (VaR) approach to assess and manage risk. VaR measures the potential loss in a portfolio's value due to market volatility, over a specified time horizon, stated with a specific degree of probability. The quantification of market risk using VaR provides a consistent measure of risk across diverse markets and instruments. The VaR approach was adopted because we feel that statistical models of risk measurement, such as VaR, provide an objective, independent assessment of our risk exposure. The use of VaR requires a number of key assumptions, including the selection of a confidence level for expected losses, the holding period for liquidation and the treatment of risks outside the VaR methodology, including liquidity risk and event risk. VaR, therefore, is not necessarily indicative of actual results that may occur.

         The use of VaR allows us to compare risk on a consistent basis and identify the drivers of risk. Because of the inherent limitations of VaR, including those specific to the variance/covariance approach, specifically the assumption that values or returns are normally distributed, we rely on VaR as only one component in our risk assessment process. In addition to using VaR measures, we perform stress and scenario analyses to estimate the economic impact of market changes on the value of our portfolios. These results are used to supplement the VaR methodology.

         We perform our VaR calculation using a model based on the variance/covariance methodology with a delta gamma model for optionality. We express VaR as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one-day holding period. Our daily VaR for commodity price sensitive instruments as of December 31, 2000 and 1999 was $5.5 million and $2.4 million, respectively. These amounts include the financial instruments that serve as hedges and do not include the underlying physical assets. At no date during 2000 or 1999 was the daily VaR amount greater than it was a year-end.

Item 8.  Financial Statements and Supplementary Data

                  The following financial statements are attached to this Annual Report on Form 10-K following the signature page:

AES EASTERN ENERGY, L.P.

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the year ended December 31, 2000 and for the period from May 14, 1999 (inception) to December 31, 1999 Consolidated Statements of Changes in Partners' Capital for the year ended December 31, 2000 and for the period from May 14, 1999 (inception) to December 31, 1999 Consolidated Statements of Cash Flows for the year ended December 31, 2000 and for the period from May 14, 1999 (inception) to December 31, 1999 Notes to Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000 and 1999 Notes to Consolidated Balance Sheets

* The balance sheets of AES NY, L.L.C. contained in this Annual Report on Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.


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

         The following table sets forth certain information concerning our management team as of March 1, 2001.

         Name                      Age      Position

         Dan Rothaupt              49       General Manager
         John Ruggirello           50       Assistant General Manager
         Richard Santoroski        36       Manager of Marketing
         Harry Lovrak              50       Somerset Plant Manager
         Jerry Goodenough          36       Cayuga Plant Manager
         James Mulligan            52       Westover Plant Manager
         Douglas Roll              45       Greenidge Plant Manager

         Dan Rothaupt, our management team leader, is a Vice President of The AES Corporation and is a former plant manager for AES Thames, a coal-fired facility located in the New England power pool region. Mr. Rothaupt has been with The AES Corporation for 10 years. In addition to AES Thames, he has managed a number of complex operations including the startup of The AES Corporation's business in

Hawaii with its coal-fired Barbers Point facility. Mr. Rothaupt has a proven track record of reducing costs while organizing The AES Corporation's businesses at various locations in the United States and has 25 years experience working in various aspects of power systems. Mr. Rothaupt is General Manager of our company. Mr. Rothaupt has a Bachelor of Science degree in Mechanical Engineering from the United States Coast Guard Academy.

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

         Jerry Goodenough has worked for The AES Corporation for two years. Prior to that time he worked for NYSEG for ten years in engineering and supervisory roles in the generation engineering group and at the Cayuga Generating Station. Mr. Goodenough is the plant manager of the Cayuga Generating Station. Mr. Goodenough holds a Bachelor of Arts degree in Physics from Ithaca College and a Master of Science degree in Electrical Engineering from the State University of New York at Binghamton.

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

         Management of AES NY, L.L.C., the General Partner of Our Company

         AES NY, L.L.C., the general partner of our company, is a Delaware limited liability company managed by managers who are designated as directors. The Board of Directors of AES NY, L.L.C. comprises two classes of directors, the Class A Directors and the Class B Director. There are three Class A Directors, Roger Naill, John Ruggirello and Dan Rothaupt, each elected by the members of the limited liability company. The business and affairs of AES NY, L.L.C. are managed by the Class A Directors. The Class B Director's only participation in the management of AES NY, L.L.C. is in matters of bankruptcy or related matters. Mr. Rothaupt is also the President of AES NY, L.L.C.

         Dr. Roger F. Naill, 52 years old, has been Vice President for Planning at The AES Corporation since 1981. Prior to joining The AES Corporation, Dr. Naill was Director of the Office of Analytical Services at the U.S. Department of Energy.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

     (1) The following financial statements are attached to this Annual Report on Form 10-K following the signature page:

      AES EASTERN ENERGY, L.P.

      Independent Auditors' Report

      Financial Statements:

              Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the year ended December 31, 2000 and for the period from May 14, 1999 (inception) to December 31, 1999 Consolidated Statements of Changes in Partners' Capital for the year ended December 31, 2000 and for the period from May 14, 1999 (inception) to December 31, 1999 Consolidated Statements of Cash Flows for the year ended December 31, 2000 and for the period from May 14, 1999 (inception) to December 31, 1999 Notes to Consolidated Financial Statements

      AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

      Independent Auditors' Report

      Financial Statements:

              Consolidated Balance Sheets as of December 31, 2000 and 1999 Notes to Consolidated Balance Sheets

      *   The balance sheets of AES NY, L.L.C. contained in this Annual
          Report on Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

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

         4.10                  [Reserved]

         4.11 Registration Rights Agreement, between AES Eastern Energy, L.P., and Morgan Stanley & Co. Inc., Credit Suisse First Boston Corp. and CIBC World Markets Corp., dated as of May 11, 1999*


         4.12                  [Reserved]

         4.13                  [Reserved]

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

         10.11b Amendment No. 1 to Coal Sales Agreement, dated as of February 20, 1998*

         10.12 Coal Supply Agreement, between NYSEG and Eastern Associated Coal Corporation, dated as of July 1, 1994*

         10.13 Coal Hauling Agreement, among Somerset Railroad Corporation, AES NY3, L.L.C., and AES Eastern Energy L.P., dated as of May 6, 1999*

         10.14 Scheduling and Settlement Agreement, among CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company and NYSEG, dated as of February 20, 1998*

         10.15                 [Reserved]

         10.16 Kintigh Turbine Agreement among NGE, NYSEG and AES Eastern Energy L.P. dated April 13, 1999*

         10.17 Omnibus Agreement, between NYSEG and AES NY, dated as of May 7, 1999*

         10.18 Assignment and Assumption Agreement, among NGE, NYSEG and AES NY, dated as of May 14, 1999*

         10.19 Deposit and Disbursement Agreement among AEE, Credit Suisse First Boston, as Working Capital Provider, and Bankers Trust Company, as Depositary Agent, et al., dated May 1, 1999*

         10.20 Amendment No. 1 dated as of April 12, 2000 to Deposit and Disbursement Agreement

         10.21a Omnibus Amendment to Kintigh A-1 Transaction Documents dated as of December 1, 2000

         10.21b Schedule identifying substantially identical agreements to Omnibus Agreement constituting
                               Exhibit 10.21a hereto

         10.22a Omnibus Amendment to Milliken A-1 Transaction Documents dated as of December 1, 2000

         10.22b Schedule identifying substantially identical agreements to Omnibus Agreement constituting
                               Exhibit 10.22a hereto

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

(b)  Reports on Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of our fiscal year ended December 31, 2000.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AES Eastern Energy, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2001

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

       Signature                       Title                          Date
---------------------   -----------------------                 ---------------


/s/ Dan Rothaupt        President (chief executive officer)      March 29, 2001
---------------------   and Class A Director of AES NY, L.L.C.
Dan Rothaupt


/s/ John Ruggirello     Vice President and Class A Director of   March 29, 2001
---------------------   AES NY, L.L.C.
John Ruggirello


/s/ Roger F. Naill
---------------------
Roger F. Naill          Class A Director of AES NY, L.L.C.       March 29, 2001


/s/ Michael Romaniw     Vice President and Treasurer             March 29, 2001
---------------------   (principal financial officer)
Michael Romaniw         of AES NY, L.L.C.




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

                          Index to Financial Statements

                                                                          Page
AES EASTERN ENERGY, L.P.

Independent Auditors' Report ........................................      F-2

Financial Statements:

   Consolidated Balance Sheets.......................................      F-3

   Consolidated Statements of Income.................................      F-4

   Consolidated Statements of Changes in Partners' Capital...........      F-5

   Consolidated Statements of Cash Flows.............................      F-6

   Notes to Consolidated Financial Statements .......................      F-7

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report ........................................      F-17

Financial Statements:

   Consolidated Balance Sheets........................................     F-18

   Notes to Consolidated Balance Sheets...............................     F-19



*The balance sheets of AES NY, L.L.C. contained in this Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P. The pass through trust certificates do not represent an interest in or an obligation of AES NY, L.L.C.

INDEPENDENT AUDITORS' REPORT


To the Partners of AES Eastern Energy, L.P.

We have audited the accompanying consolidated balance sheets of AES Eastern Energy, L.P. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Partnership) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in partners' capital, and cash flows for the year ended December 31, 2000 and the period from May 14, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES Eastern Energy, L.P., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from May 14, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP



McLean, Virginia
March 16, 2001



                            AES EASTERN ENERGY, L.P.

                           CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
---------------------------------------------------------------------------------------------
December 31,                                                        2000               1999
                                                                    ----               ----

                                     ASSETS
                                     ------
CURRENT ASSETS:
     Restricted cash:
        Operating - cash and cash equivalents                 $     9,924       $      4,200
        Revenue account                                            73,141             48,437
     Accounts receivable - trade                                   33,799             22,481
     Accounts receivable - affiliates                                 571                271
     Accounts receivable - other                                    2,170                322
     Inventory                                                     23,308             27,989
     Prepaid expenses                                               6,152              6,189
                                                              -------------     -------------
          Total current assets                                    149,065            109,889
                                                              -------------     -------------
PROPERTY, PLANT, EQUIPMENT, AND RELATED ASSETS:
     Land                                                           6,877              6,850
     Electric generation assets (net of
        accumulated depreciation of $36,749 and $12,743)          740,909            750,147
     Other intangible assets (net of accumulated
        amortization of ($12,273 and $4,646)                      232,480            236,405
                                                              -------------     -------------
          Total property, plant, equipment and related assets     980,266            993,402
                                                              -------------     -------------
OTHER ASSETS:
     Transmission congestion contract                              24,851               -
     Rent reserve account                                          30,978             29,543
                                                              -------------     -------------
TOTAL ASSETS                                                  $ 1,185,160       $  1,132,834
                                                              =============     =============

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------
CURRENT LIABILITIES:
     Accounts payable                                         $     1,432     $        508
     Lease financing - current                                      1,813              -
     Environmental remediation                                      2,000              -
     Accrued interest expense                                      29,472           38,460
     Due to The AES Corporation                                     8,604            3,250
     Other accrued expenses                                        17,524           12,995
     Other liabilities                                              5,020            7,837
                                                               -------------    -------------
          Total current liabilities                                65,865           63,050
                                                               -------------    -------------
LONG-TERM LIABILITIES:
     Lease financing - long term                                  645,549          650,000
     Environmental remediation                                     10,240           11,080
     Defined benefit plan obligation                               18,781           23,880
     Other liabilities                                              3,267            6,603
                                                               -------------     ------------
          Total long-term liabilities                             677,837          691,563
                                                               -------------     ------------
TOTAL LIABILITIES                                                 743,702          754,613

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL                                                 441,458          378,221
                                                               -------------    -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $  1,185,160    $   1,132,834
                                                               =============    =============

                            AES EASTERN ENERGY, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands)
---------------------------------------------------------------------------------------
                                                              Period from May 14, 1999
                                             Year ended         (Inception) through
                                          December 31, 2000       December 31, 1999

OPERATING REVENUES:
     Energy                                   $322,677                $162,854
     Capacity                                   31,572                  17,927
     Transmission congestion contract           24,851                    -
     Other                                       8,466                   3,787
                                              ---------               ---------

          Total revenues                       387,566                 184,568
                                              ---------               ---------
OPERATING EXPENSES:
     Fuel                                      131,681                  70,718
     Depreciation and amortization              31,723                  17,389
     Operating and maintenance                  16,761                   7,639
     General and administrative                 56,112                  31,784
                                              ---------               ---------

          Total operating expenses             236,277                 127,530
                                              ---------               ---------

OPERATING INCOME                               151,289                  57,038
                                              ---------               ---------

OTHER INCOME (EXPENSE):
     Interest expense                          (57,314)                (33,719)
     Interest income                             4,262                   1,096
                                              ---------               ---------

          Total other income (expense)         (53,052)                (32,623)
                                              ---------               ---------

NET INCOME                                    $ 98,237                $ 24,415
                                              =========               =========


See notes to consolidated financial statements.


                            AES EASTERN ENERGY, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(Amounts in Thousands)
--------------------------------------------------------------------------------



                                                       General        Limited
                                                       Partner        Partner        Total
BALANCE, MAY 14, 1999                                     -              -            -
     Capital contribution (net of $1.1 million to be
        returned to The AES Corporation, see Note 8)   $ 3,538       $  350,268     $ 353,806

     Net income for the period ended December 31, 1999     244           24,171        24,415
                                                       --------       ---------     ---------

BALANCE, DECEMBER 31, 1999                               3,782          374,439       378,221

     Net income for the period ended December 31, 2000     982           97,255        98,237

     Distributions paid during 2000                       (350)         (34,650)      (35,000)
                                                       --------       ---------     ---------

BALANCE, DECEMBER 31, 2000                            $  4,414        $ 437,044     $ 441,458
                                                      =========       =========     =========




See notes to consolidated financial statements.


                            AES EASTERN ENERGY, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
--------------------------------------------------------------------------------------------

                                                                    Period from May 14, 1999
                         Year ended (Inception) through
                       December 31, 2000 December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                       $  98,237              $  24,415
     Adjustments to reconcile net income to
      Net cash used in operating activities:
       Depreciation and amortization                     31,723                 17,389
       Transmission congestion contract                 (24,851)                  -
       Interest income accrued in rent
        reserve account                                  (1,435)                  (870)
       Net defined benefit plan cost                     (2,989)                 1,479
     Changes in current assets and liabilities:
       Accounts receivable - trade                      (13,466)               (23,074)
       Inventory                                          4,681                 (5,055)
       Prepaid expenses                                      37                 (6,189)
       Accounts payable                                     924                    508
       Accrued interest expense                          (8,988)                33,719
       Due to The AES Corporation                         5,354                    -
       Other liabilities                                 (2,817)                 2,687
       Other accrued expenses                             4,529                 12,995
                                                      ---------               ---------
Net cash provided by operating activities                90,939                 58,004
                                                      ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of assets at inception date               -                  (267,424)
     Payments for capital additions                     (20,763)               (64,223)
     Increase in restricted cash                        (30,428)               (52,637)
     Contributions to pension plan                       (2,110)                  -
                                                      ---------              ---------
Net cash used in investing activities                   (53,301)              (384,284)
                                                      ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash capital contributions                            -                   354,953
     Distributions paid                                 (35,000)                  -
     Payments to rent reserve account                      -                   (28,673)
     Principal payments on lease obligations             (2,638)                  -
                                                      ---------              ---------
Net cash (used in) provided by financing activities     (37,638)               326,280
                                                      ---------              ---------

INCREASE IN CASH AND CASH EQUIVALENTS                      -                      -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             -                      -
                                                      ---------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    -                 $    -
                                                      =========              =========

SUPPLEMENTAL DISCLOSURES OF OTHER ACTIVITIES:
  Interest paid (net of amounts capitalized)          $ 59,637               $    -
                                                      =========              =========


On May 14, 1999, the Partnership acquired electric generation assets valued at $650 million under leases accounted for as a financing.

                            AES EASTERN ENERGY, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.       GENERAL

         AES Eastern Energy, L.P. (the Partnership), a Delaware limited partnership, was formed on December 2, 1998. The Partnership's wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). The Partnership began operations on May 14, 1999 (see Note 3). Prior to that date, the Partnership had no operations. The Partnership is an indirect wholly owned subsidiary of The AES Corporation (AES). The Partnership has adopted December 31 as its fiscal year-end.

         The Partnership was established for the purpose of owning and operating four coal-fired electric generating stations (the Plants) with a total combined capacity of 1,268 MW. The partners of the Partnership are comprised of AES NY, L.L.C. (the General Partner) and AES NY2, L.L.C. (the Limited Partner) both of which are indirect wholly owned subsidiaries of AES. The Plants are owned or leased by the Partnership (see Note 3) and are operated by the Partnership's wholly owned subsidiaries in the State of New York, pursuant to operation and maintenance agreements with the Partnership.

         The Plants sell generated electricity, as well as installed capacity and ancillary services, directly into the New York Independent System Operator (ISO) system, Pennsylvania, New Jersey, Maryland Power Pool
         (PJM), and New England Power Pool (NEPOOL). For Federal regulatory purposes, the Partnership is an exempt wholesale generator (EWG). As an EWG, the Partnership cannot make retail sales of electricity and can only make wholesale sales of electricity, installed capacity, and ancillary services into wholesale power markets.

         At the time the Partnership acquired its electricity generating stations, the Partnership entered into a two-year agreement for energy marketing services with Merchant Energy Group of the Americas, Inc. ("MEGA"), an Annapolis, Maryland-based subsidiary of Gener S.A., a Chilean independent power producer listed on the New York Stock Exchange. MEGA was responsible for marketing the Partnership's electric energy, installed capacity and ancillary services in the deregulated New York power market. The marketing agreement between the Partnership and MEGA was terminated effective November 26, 2000. The Partnership has paid MEGA $1.6 million and will make four additional payments of $225,000 each, from 2002 to 2005 as part of the termination of the agreement with MEGA.

         The Partnership entered into an arrangement with AES Odyssey, L.L.C. (Odyssey), a direct wholly owned subsidiary of AES. This agreement commenced on November 27, 2000 and is for a term of three years. Odyssey will provide data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month (see note
         8).

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

         Restricted Cash - Under the terms of the deposit and disbursement agreement entered into in connection with the lease of two plants (see
         Note 6), all revenues of the Partnership and its subsidiaries are deposited into a revenue account administered by the depositary agent. On request of the Partnership and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements, and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget is not permitted under the terms of the lease documents. Amendments, modifications or reallocations of the annual operating budget that result in changes of 25% (positive or negative) in the amounts set forth in the annual operating budget require confirmation from an independent engineer that such amendment, modification or reallocation is based on reasonable assumptions.

         Inventory - Inventory is valued at the lower of cost (average cost basis) or market and consists of coal and other raw materials used in generating electricity, and spare parts, materials, and supplies.

      Inventory, as of December 31, 2000 and 1999, consisted of the following (in thousands):
                                                          2000           1999
                                                          ----           ----

        Coal and other raw materials                   $  7,353        $ 11,913
        Spare parts, materials, and supplies             15,955          16,076
                                                       --------        --------
         Total                                         $ 23,308        $ 27,989
                                                       ========        ========

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

         Electric generation and intangible assets as of December 31, 2000 and 1999, consisted of the following (in thousands):

                                                           2000           1999
                                                           ----           ----
        Electric generation tangible assets              $777,658      $762,890
        Other intangible assets                           244,753       241,051
        Accumulated depreciation and amortization         (49,022)      (17,389)
                                                         ---------    ---------
        Total                                            $973,389      $986,552
                                                         =========    =========


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

         Rent Reserve Account - As part of the Partnership's lease obligation (see Note 6), the Partnership is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 1999 and 2000, the Partnership had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among the Partnership, each Owner Trust (see Note 3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, the Partnership deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned thereunder at an interest rate of 4.79% per annum. Interest earnings for the year ended December 31, 2000 and for the period from May 14 1999, through December 31, 1999, were approximately $1.4 million and $870,000, respectively, and are included in the rent reserve account balance. At December 31, 1999 and 2000, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheets, as it can only be utilized to satisfy lease obligations.

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

         Line of Credit Agreement - On May 14, 1999, the Partnership established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. Amounts outstanding under the working capital facility were required to be reduced to zero for thirty days prior to any one lease rental payment date in each year. Interest accrued on outstanding balances at a base rate plus 1% or the applicable adjusted Eurodollar rate plus 1.75%. The working capital credit facility was collateralized by a pledge of the Partnership's membership interest in AEE2, L.L.C. and by a security interest in equipment and personal property of AEE2, L.L.C. During 1999 and 2000, the Partnership made two borrowings under this working capital facility. The first borrowing was from August 25, 1999 to September 13, 1999 in the amount of $5 million and bore interest at the rate of 9.25% per annum. The second borrowing was from July 18, 2000 to July 25, 2000 in the amount of $8 million and bore interest at the rate of 8.375% per annum. As of December 31, 2000, no amounts were outstanding under this credit facility. The Partnership is currently finalizing the terms and conditions of a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A.

         Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenue generated from commodity forwards, swaps, and options, which are entered into for the hedging of forecasted sales, are recorded based on settlement accounting with the net amount received recognized as revenue. Revenues for ancillary and other services are recorded when the services are rendered.

         New York Transition Agreement - As the New York ISO system represents a deregulated environment, the ISO will attempt to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain installed capacity commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. The General Partner entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which the Partnership sells its installed capacity to NYSEG in order to permit NYSEG to comply with ISO standards for system stability. The transition agreement was assumed by the Partnership on the date of acquisition of the Plants. The Partnership recognizes revenue under this contract as it is earned, which is $68 per MW per day for installed capacity made available. This agreement expires on April 30, 2001.

         Income Taxes - A provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its revenues and expenses to the individual partners. Differences between the results of operations reported in the financial statements and those reported on individual partners' income tax returns are due primarily to use of different lease treatment and accelerated depreciation methods, and shorter useful lives for income tax purposes.

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

         Comprehensive Income - In 1999, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Partnership's financial statements as of December 31, 1999 and 2000 as it had no items of other comprehensive income.

         New Accounting Pronouncements - On January 1, 2001, the Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Hedge accounting allows a derivative's gains and losses in fair value to offset related results of the hedged item in the statement of operations and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 allows hedge accounting for fair value and cash flow hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income in stockholders' equity and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative, if any, must be recognized currently in earnings.

         The Partnership utilizes electric derivative financial instruments, including swaps, options, and forwards, to manage risk related to electricity sales.

         Certain of the Partnership's derivative instruments qualify as cash flow hedges, as defined by SFAS No. 133. As required by SFAS No. 133 for these instruments, the Partnership has documented the effectiveness of the hedges by performing tests to demonstrate the high correlation between the derivative instruments and the underlying hedged transactions or commitments. These effectiveness tests will be updated quarterly. Although many of the Partnership's derivative instruments qualify as cash flow hedges, adoption of SFAS No. 133 will increase volatility in reported earnings.

         Adoption of SFAS No. 133 will result in the recognition of approximately $66.5 million of derivative liabilities on the Partnership's balance sheet as of January 1, 2001. Additionally, adoption of SFAS No. 133 will result in a reduction of other comprehensive income of approximately $66.5 million, which will be included in the first quarter 2001 balance sheet as a cumulative effect of a change in accounting principle. Approximately $26 million of other comprehensive income related to derivative instruments as of January 1, 2001 is expected to be recognized as expense in earnings over the next twelve months.

         The Partnership adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, during the first quarter of 2000. The adoption of this standard did not have a significant impact on its financial condition or results of operations.

         Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

3.       ACQUISITION

         On May 14, 1999, the Partnership's four Plants were acquired from NYSEG for approximately $914 million. The Partnership's wholly owned subsidiary, AEE2, L.L.C., acquired ownership of two of the Plants, Westover (formerly known as Goudey) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, the Partnership entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Partnership accounts for these leases as direct financing capital leases (see Note
         6).

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

         In connection with the acquisition, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediation for soil and ground water contamination. The Partnership engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and the Partnership's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. The Partnership recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost. As of December 31, 2000, $2 million was classified as a current liability. Also in connection with the acquisition, the General Partner entered into an agreement for the construction of a selective catalytic reduction (SCR) facility at the Somerset Plant. The SCR facility is designed to significantly reduce the amount of nitrogen oxide emissions from the burning of coal fuel at the Somerset Plant. The Partnership acquired the SCR work in progress from the General Partner on May 14, 1999, for approximately $31 million, which was the contract price for the SCR. Construction of this asset began prior to the acquisition of the Plants. On the acquisition date, the Somerset Plant was shut down to complete construction and make other improvements. The outage lasted until late June 1999. All costs associated with the installation of the SCR, including construction and engineering costs, wages of people involved in the construction, and interest expense during the period were capitalized. The Somerset Plant was placed back in service on June 28, 1999.

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

         The purchase agreement with NYSEG relating to the acquisition of the Plants provided for a post-closing adjustment of the purchase price to reflect the actual book value of inventories and a pro rata allocation of various expenses as of the acquisition date. As a result of this adjustment and to settle other contractual obligations, NYSEG returned approximately $1.6 million to the Partnership in 2000.

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

5.       CAPITALIZATION

         The Partnership is indirectly owned by AES New York Funding, L.L.C. (AES Funding), which is an entity established to raise a portion of the capital contributed to the Partnership through the General Partner and the Limited Partner. AES Funding is a direct wholly owned subsidiary of AES.

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

         AES Funding is dependent upon the residual cash flows from the Partnership received in the form of distributions to service its debt. The loan is payable on May 14, 2002, and bears interest at a variable rate based on the terms of the loan agreement, which was 9.25% as of December 31, 2000. The Partnership has no obligation to repay this loan. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES New York Holdings, L.L.C., which would divest AES of control of the Partnership.

6.       LEASE FINANCING

         The Partnership's leases for the Somerset and Cayuga Plants are accounted for as direct financing capital leases (see Note 3). Lease payments, including the amounts that are deferrable under the terms of the leases, and the present value of the lease obligations are as follows (in thousands):

                                                                      Lease
     Fiscal Years ending December 31,                                Payments

          2001                                                   $    58,423
          2002                                                        62,577
          2003                                                        57,550
          2004                                                        63,450
          2005                                                        59,450
          Thereafter                                               1,376,218
                                                                 ------------

     Total Lease payments                                          1,677,668

     Less imputed interest                                        (1,030,306)
                                                                 ------------

     Present value of Lease payments                             $   647,362
                                                                 ============

         Through July 2, 2020, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants. As of December 31, 2000, the Partnership had not deferred any portion of the lease obligations.

         The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 8.993% and 8.819% for the Somerset and Cayuga facilities, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 2000. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased facilities, as of December 31, 2000 and 1999, was approximately $31.5 million and 11.1 million, respectively.

         The agreements governing the leases restrict the Partnership's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity. The ability of the Partnership to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met. In connection with the lease agreements, the Partnership is required to maintain an additional liquidity account. The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see Note 2) or $29 million. As of December 31, 2000, the Partnership had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by BankBoston, dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of the Partnership. However, the Partnership is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

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

7.       COMMITMENTS AND CONTINGENCIES

         Coal Purchases - In connection with the acquisition of the Plants, the Partnership assumed from NYSEG an agreement to purchase the coal required by the Somerset, Cayuga, and Westover Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal and either party could request renegotiation of one lot of coal for the following year. The Partnership requested renegotiation during 2000 and reached agreement on all three lots for 2001. Either party may request renegotiation during 2001 but if the parties fail to reach agreement, then the parties would have commitments with respect to only two lots in 2002. If the same thing happened in 2002, the parties would have commitments with respect to only one lot in 2003. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement is not extended, the Partnership would seek a new coal supplier. As of the acquisition date, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of December 31, 2000, the remaining liability was approximately $7.3 million. The Partnership has minimum coal purchase requirements for the years ended 2001, 2002, and 2003 in the amounts of $58.3 million, $60.3 million, and $49.0 million, respectively.

         Transmission Agreements - On August 3, 1998, the General Partner entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the General Partner under an existing transmission agreement among Niagara Mohawk Power Corporation
         (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the

         Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by the Partnership on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, the Partnership discontinued using this service. The Partnership did not transmit over these lines but was required to pay the monthly fees until the effective cancellation date, November 19, 1999. These fees were approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because the Partnership did not use the lines during this period, the Partnership received no economic benefit subsequent to the acquisition.

         The Partnership was informed by NIMO that the Partnership would be responsible for the monthly fees of $500,640 under the existing transmission agreement to the originally scheduled termination date of October 1, 2004. On October 5, 1999, the Partnership filed a complaint against NIMO alleging that the Partnership has a right to non-firm transmission service upon six months prior notice without payment of $500,640 in monthly fees subsequent to the cancellation date of November 19, 1999. On March 9, 2000, a settlement was reached between the Partnership and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC) on May 10, 2000. According to the settlement, the Partnership will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999, to October 1, 2004 and in turn, will receive a form of transmission service commencing on May 1, 2000, which the Partnership believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. The Partnership shall have the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 MW over firm transmission lines from the Somerset Plant. The Partnership shall have the right to designate alternate points of delivery on NIMO's transmission system provided that the Partnership shall not be entitled to receive any transmission service charge credit on the NIMO system. This final settlement became effective November 1, 2000.

         On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a speculative position since it is not an effective hedge, as defined under SFAS No. 133, for the plant and because the Partnership believes that the value of the rights received under the agreement exceed the payments that are required by the agreement. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates profits on or from exposure to shifts or changes in market prices. The Partnership recorded a net asset and a gain of approximately $24.9 million in the fourth quarter of 2000 related to this contract.

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

         The Partnership received an information request letter dated October 12, 1999 from the New York Attorney General, which sought detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the Plants. The Partnership has provided materials responding to the request from the Attorney General and the DEC. This information was sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. The Partnership is unable to estimate the impact, if any, of these investigations on its financial condition or results of future operations.

         On April 14, 2000, the Partnership received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. The Partnership has provided the requested documentation and the EPA is currently evaluating the materials. The Partnership is unable to estimate the impact, if any, of this investigation on its financial condition or results of future operations.

         By letter dated May 25, 2000, the DEC issued a Notice of Violation
         (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by the Partnership. Pursuant to the purchase agreement relating to the acquisition of the Plants from NYSEG, the Partnership agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants. On September 12, 2000, the Partnership agreed with NYSEG that the Partnership will assume the defense of and responsibility for the NOV, subject to a reservation of its right to assert applicable exceptions to its contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC. The Partnership is unable to estimate the effect of this NOV on its financial condition or results of future operations. It is possible that the DEC NOV and other potential enforcement actions arising out of the Attorney General, DEC, and EPA investigations may result in penalties and the potential requirement to install additional air pollution control equipment and could require the Partnership to make substantial expenditures.

         Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2000 and are also expected to have a surplus of NOX allowances in 2001. The Plants were self sufficient with respect to SO2 allowances in 2000, however it is expected that the Plants may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2001 assuming the units are operated at capacities similar to 2000. At current market prices, it may cost upwards of $1.75 million to $2.275 million to purchase sufficient SO2 allowances for 2001.

8.       RELATED PARTY TRANSACTIONS

         The Partnership has entered into a contract with Somerset Railroad Corporation (SRC), a wholly owned subsidiary of AES NY3, L.L.C., which is an indirect wholly owned subsidiary of AES, pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. The Partnership will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC's outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. As of December 31, 2000 and 1999, $4.6 million and $2.4 million, respectively has been recorded by the Partnership as operating expenses and other accrued liabilities under this agreement.

         On August 14, 2000 SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. From August 14, 2000 to August 13, 2002, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for Base Rate loans and LIBOR plus 1.375% for LIBOR loans. From August 14, 2002 to August 13, 2005, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for Base Rate loans and LIBOR plus 1.500% for LIBOR loans. From August 14, 2005 to August 13, 2008, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.875% for Base Rate loans and LIBOR plus 1.625% for LIBOR loans. From August 14, 2008 to August 13, 2012, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.125% for Base Rate loans and LIBOR plus 1.875% for LIBOR loans. From August 14, 2012 to May 6, 2014, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.375% for Base Rate loans and LIBOR plus 2.125% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility is approximately $25 million as of December 31, 2000.

         The Partnership has entered into a three-year agreement for energy marketing services with Odyssey, a wholly owned subsidiary of AES. Odyssey is responsible for marketing the Partnership's electric energy, installed capacity, and ancillary services. The Partnership will pay Odyssey $300,000 per month over the term of the agreement.

         Odyssey acts as agent on behalf of the Partnership in the over-the-counter and New York ISO markets. As agent, Odyssey manages all energy transactions under the Partnership name including (i) preparing confirmations for the Partnership and approving confirmations with counter-parties, (ii) conducting monthly check-outs with counter-parties as appropriate before the preparation of invoices,
         (iii) invoicing counter-parties for the term of the transactions and
         (iv) otherwise managing and executing the terms of the transactions in accordance with their provisions.

         Odyssey provides data management services for the Partnership by maintaining databases of pricing, load, transmission, weather and generation data to aid in analysis to optimize the value of the Partnership's assets.

         Odyssey maintains a transaction management system to manage day-ahead commitments with the New York ISO, swap and physical values with counter-parties and provide daily financial reporting, end of day budget variance, forward mark to market and commercially accepted risk analysis.

         Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, which are to be reimbursed by the Partnership. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.

9.       BENEFIT PLANS

         Effective May 14, 1999, the Partnership adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of New York State Electric & Gas. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant was fixed as of such date. As of December 31, 2000, the Plan was funded to the extent required by Internal Revenue Code (IRC) Section 412, minimum funding, and the requirement of IRC Section 404, maximum contribution limits. The Partnership will make the required minimum contributions within the Employee Retirement Income Security Act (ERISA) guidelines. Pension benefits are based on years of credited service, age of the participant, and average earnings. During 2000, collectively bargained people were offered the opportunity to freeze their accrued benefit payable under the Plan and opt into the AES Profit Sharing and Stock Ownership Plans.

      Significant assumptions used in the calculations of the net benefit cost and projected benefit obligation for December 31, 1999 and 2000 are as follows:

          Discount rate                                                   6.25%

          Rate of compensation increase                                   4.75%

          Expected long-term rate of return on plan assets                8.00%


     Net benefit cost for the period ended December 31, 2000 and 1999, includes the following components (in thousands):

                                                          2000            1999
                                                          ----            ----
     Service cost                                       $   851         $   498

     Interest cost on projected benefit obligation        1,487             879

     Expected return on plan assets                         (56)            -

     Curtailment gain                                    (5,271)            -
                                                        --------        --------

     Net benefit cost                                  $ (2,989)        $ 1,377
                                                        ========        ========

     Change in projected benefit obligation (in thousands):

     Projected benefit obligation, beginning of periods $ 23,880       $ 22,503

     Service cost                                            851            498

     Interest cost                                         1,487            879

     Actuarial Loss                                          409            -

     Benefits Paid                                          (167)           -

     Curtailment                                          (5,659)           -
                                                       ---------        --------

     Projected benefit obligation, end of periods       $ 20,801        $ 23,880


     Change in plan assets(in thousands):

     Fair value of plan assets at beginning of year     $    -          $    -

     Actual return on plan assets                            77              -

     Employer contributions                               2,110              -

     Benefits paid                                         (167)             -
                                                       ---------         ----------
     Fair value of plan assets at end of year              2,020             -
                                                       ---------         ----------
     Funded status/accrued benefit liability           $ (18,781)        $ (23,880)
                                                       =========         ==========

         The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Partnership as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The accumulated benefit obligation was approximately $11.2 million and $15.5 million as of December 31, 1999 and 2000, respectively.

         During 2000, 137 participants of the Plan opted out and either joined an AES Plan, retired, or became terminated. This resulted in a curtailment gain to the Plan of approximately $5.3 million and is included within Other Income in the Statement of Income. As of December 31, 2000, the Plan had 171 active participants.

         Additionally, people of the Partnership and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide Partnership matching contributions. Participants are fully vested in their own contributions and the Partnership's matching contributions.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Partnership's current and non-current financial assets and current liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31, 2000. The Partnership is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

11.      SEGMENT INFORMATION

         Under the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Partnership's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.

12.      RESTRICTIONS ON DISTRIBUTIONS TO PARTNERS

         The Partnership's ability to make distributions to its partners is restricted by the terms of the agreements governing the leases of the Somerset and Cayuga Plants. The Partnership may make a distribution to its partners only on or within ten business days after a semiannual rent payment date (commencing with the rent payment date occurring on July 2, 2000), so long as the conditions as specified in the agreements have been met. A distribution was made on July 11, 2000 in the amount of $35 million and a second distribution was made on January 12, 2001 in the amount of $32.5 million (see Note 6).

INDEPENDENT AUDITORS' REPORT


To the Member of AES NY, L.L.C.

We have audited the accompanying consolidated balance sheets of AES NY, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Company) as of December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated balance sheets present fairly, in all material respects, the financial position of AES NY, L.L.C. and subsidiaries as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP

McLean, Virginia
March 16, 2001


                                 AES NY, L.L.C.

                           CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
---------------------------------------------------------------------------------------------
December 31,                                                    2000                  1999
                                                                ----                  ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Restricted cash:
        Operating - cash and cash equivalents            $     12,207         $      6,274
        Revenue account                                        73,141               48,437
     Accounts receivable - trade                               34,976               25,072
     Accounts receivable - affiliates                           2,651                 -
     Accounts receivable - other                                2,430                  368
     Inventory                                                 25,151               30,524
     Prepaid expenses                                           6,244                6,327
                                                         -------------        -------------
          Total current assets                                156,800              117,002
                                                         -------------        -------------
PROPERTY, PLANT, EQUIPMENT, AND RELATED ASSETS:
     Land                                                       7,327                7,300
     Electric generation assets (net of accumulated
        depreciation of $39,390 and $13,950)                  743,029              753,968
     Other intangible assets (net of accumulated
        amortization of $12,273 and $4,646)                   232,480              236,405
                                                         -------------        -------------
          Total property, plant, equipment
            and related assets                                982,836              997,673
                                                         -------------        -------------
OTHER ASSET
     Transmission contract                                     24,851                 -
     Rent reserve account                                      30,978               29,543
                                                         -------------        -------------
TOTAL ASSETS                                             $  1,195,465         $  1,144,218
                                                         =============        =============

                         LIABILITIES AND MEMBER'S EQUITY
                         -------------------------------
CURRENT LIABILITIES:
     Accounts payable                                    $      1,457        $        552
     Lease financing - current                                  1,813                  -
     Environmental remediation                                  2,000                  -
     Accrued interest expense                                  29,472              38,460
     Due to The AES Corporation                                 8,746               3,250
     Due to other affiliates                                     -                    257
     Other accrued expenses                                    18,912              13,860
     Other liabilities                                          5,020               7,837
                                                         -------------       -------------
          Total current liabilities                            67,420              64,216
                                                         -------------       -------------
LONG-TERM LIABILITIES:
     Lease financing - long-term                              645,549             650,000
     Environmental remediation                                 12,801              13,641
     Defined benefit plan obligation                           18,592              28,046
     Other liabilities                                          3,267               6,603
                                                         -------------       -------------
          Total long-term liabilities                         680,209             698,290
                                                         -------------       -------------
TOTAL LIABILITIES                                             747,629             762,506

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST                                             443,358             377,895
MEMBER'S EQUITY                                                 4,478               3,817
                                                         -------------       -------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                    $  1,195,465        $  1,144,218
                                                         =============       =============

                                 AES NY, L.L.C.

                      NOTES TO CONSOLIDATED BALANCE SHEETS

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

         The Company was established for the purpose of acting as the general partner of both AEE and ACR. In this capacity, the Company is responsible for the day-to-day management of AEE and ACR and their respective operations and affairs, and is responsible for all liabilities and obligations of both entities.

         AEE, a Delaware limited Company, was formed on December 2, 1998. AEE's wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). AEE began operations on May 14, 1999. Prior to that date, AEE had no operations. AEE was established for the purpose of owning and operating four coal-fired electric generating stations (the AEE Plants) with a total combined capacity of 1,268 MW. Two of the plants are owned by AEE and two of the plants are leased by AEE (see
         Note 5), and are operated by AEE's wholly owned subsidiaries in the State of New York, pursuant to operation and maintenance agreements with AEE. The limited partner of AEE is AES NY 2, L.L.C. (the Limited Partner), which is also an indirect wholly owned subsidiary of AES.

         ACR, a Delaware limited liability company, was formed on December 3, 1998. ACR's wholly owned subsidiaries are AES Jennison, L.L.C. and AES Hickling, L.L.C., which each owns a coal-fired electric generating station (the ACR Plants) with a combined capacity of 156 MW. ACR began operations on May 14, 1999. Prior to that date ACR had no operations. The limited partner of ACR is AES NY 2, L.L.C. The AEE Plants and the ACR Plants are hereinafter referred to collectively as "the Plants."

         At the time the Company acquired its electricity generating stations, the Company entered into a two-year agreement for energy marketing services with Merchant Energy Group of the Americas, Inc. ("MEGA"), an Annapolis, Maryland-based subsidiary of Gener S.A., a Chilean independent power producer listed on the New York Stock Exchange. MEGA was responsible for marketing the Company's electric energy, installed capacity and ancillary services in the deregulated New York power market. The marketing agreement between the Company and MEGA was terminated effective November 26, 2000. AEE has paid MEGA $1.6 million and will make an additional four payments of $225,000 each from 2002 to 2005 as part of the termination of the agreement with MEGA.

         AEE entered into an arrangement with AES Odyssey, L.L.C. (Odyssey), a direct wholly owned subsidiary of AES. This agreement commenced on November 27, 2000 and is for a term of three years. Odyssey will provide data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month (see Note 7).

         The AEE Plants sell generated electricity, as well as installed capacity and ancillary services, directly into the New York Independent System Operator (ISO) system, Pennsylvania, New Jersey, Maryland Power Pool (PJM), and New England Power Pool (NEPOOL). For Federal regulatory purposes, AEE and ACR are exempt wholesale generators (EWGs). As EWGs, AEE and ACR cannot make retail sales of electricity, and can only make wholesale sales of electricity, installed capacity, and ancillary services into wholesale power markets.

         During the fourth quarter of 2000, ACR placed its Hickling and Jennison plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants. The ACR plants continue to generate revenue from the capacity purchase agreement with NYSEG, which terminates on April 30, 2001.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated balance sheets include the accounts of the Company, AEE and ACR and their subsidiaries. The financial statements are presented on a consolidated basis because the Company, as general partner, controls the operations of AEE and ACR (Note 1). All material inter-company transactions have been eliminated. The 99% limited partner ownerships of AEE and ACR are presented as minority interest.

         The assets of the Company on a stand-alone basis at December 31, 2000 and 1999(using the equity method of accounting) consist only of the 1% ownership interest in AEE ($4,414,000 and $3,782,000, respectively) and the 1% ownership interest in ACR ($64,000 and $35,000). The Company had no liabilities as of December 31, 2000, other than liabilities of AEE and ACR for which it is responsible as General Partner of AEE and ACR.

         Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, and short-term marketable securities with original maturities of three months or less in operating accounts to be cash and cash equivalents.

         Restricted Cash - Under the terms of the deposit and disbursement agreement entered into by AEE in connection with the lease of two AEE Plants (see Note 5), all revenues of AEE and its subsidiaries are deposited into a revenue account administered by the depositary agent. On request of AEE and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget is not permitted under the terms of the lease documents. Amendments, modifications or reallocations of the annual operating budget that result in changes of 25% (positive or negative) in the amounts set forth in the annual operating budget require confirmation from an independent engineer that such amendment, modification or reallocation is based on reasonable assumptions.

         Inventory - Inventory is valued at the lower of cost (average cost basis) or market and consists of coal and other raw materials used in generating electricity, spare parts, materials, and supplies.

         Inventory, as of December 31, 2000 and 1999, consisted of the following (in thousands):

                                                      2000              1999
                                                      ----              ----

        Coal and other raw materials                $ 7,487           $ 12,756
        Spare parts, materials, and supplies         17,664             17,768
                                                    --------          --------

        Total                                       $25,151           $ 30,524
                                                    ========          =========


         Property, Plant, Equipment, and Related Assets - Electric generation assets that existed at the date of acquisition (see Note 3) are recorded at fair market value. The AEE Somerset (formerly known as Kintigh) and AEE Cayuga (formerly known as Milliken) Plants, which represent $650 million of the electric generation assets, are accounted for as direct financing capital leases (see Note 5). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for the Somerset and Cayuga Plants, respectively, and over the estimated useful lives for the other AEE fixed assets, which range from 7 to 35 years. Maintenance and repairs are charged to expense as incurred.

         The Company is currently evaluating the future of the AES Jennison and AES Hickling plants and may dispose or shut down these plants. As such, the electric generation assets of these two plants are being depreciated over two years using the straight-line method. Maintenance and repairs are charged to expense as incurred. During the fourth quarter of 2000, ACR placed its Hickling and Jennison plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The ACR plants continue to generate revenue from the capacity purchase agreement with NYSEG, which terminates on April 30, 2001.

         Electric generation assets as of December 31, 2000 and 1999, consisted of the following (in thousands):

                                                              2000
                                                              ----
                                                     AEE       ACR      Total

   Electric generation tangible assets          $ 777,658   $ 4,761   $782,419
   Other intangible assets                        244,753        -    $244,753
   Accumulated depreciation                       (49,022)   (2,641)  $(51,663)
                                                ---------   -------   ---------
   Total                                        $ 973,389   $ 2,120   $975,509
                                                =========   =======   =========


                                                              1999
                                                              ----
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

         Rent Reserve Account - As part of AEE's lease obligation (see Note 5), AEE is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 1999 and 2000, AEE had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among AEE, each Owner Trust (see Note 3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, AEE deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned thereunder at an interest rate of 4.79% per annum. Interest earnings for the year ended December 31, 2000 and for the period from May 14,

         1999 through December 31, 1999, were approximately $1.4 million and $870,000, respectively, and are included in the rent reserve account balance. At December 31, 1999 and 2000, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheets, as it can only be utilized to satisfy lease obligations.

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

         Line of Credit Agreement - On May 14, 1999, AEE established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated on as of March 9, 2001. Amounts outstanding under the working capital credit facility were required to be reduced to zero for thirty days prior to any one lease rental payment date in each year. Interest accrued on outstanding balances at a base rate plus 1% or the applicable adjusted Eurodollar rate plus 1.75%. The working capital credit facility was collateralized by a pledge of AEE's membership interest in AEE2, L.L.C. and by a security interest in equipment and personal property of AEE2, L.L.C. During 1999 and 2000, AEE made two borrowing under this working capital facility. The first borrowing was from August 25, 1999 to September 13, 1999 in the amount of $5 million and bore interest at the rate of 9.25% per annum. The second borrowing was from July 18, 2000 to July 25, 2000 in the amount of $8 million and bore interest at the rate of 8.375% per annum. As of December 31, 2000, no amounts were outstanding under this credit facility. AEE is currently finalizing the terms and conditions of a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A.

         Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenue generated from commodity forwards, swaps, and options, which are entered into for the hedging of forecasted sales, are recorded based on settlement accounting with the net amount received recognized as revenue. Revenues for ancillary and other services are recorded when the services are rendered.

         New York Transition Agreement - As the New York ISO system represents a deregulated environment, the ISO will attempt to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain installed capacity commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. The Company entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which AEE and ACR sell their installed capacity to NYSEG in order to permit NYSEG to comply with ISO standards for system stability. The transition agreement was assumed by AEE and ACR on the date of acquisition of the AEE and the ACR Plants. The Company recognizes revenue under this contract as it is earned, which is $68 per MW per day for installed capacity made available. This agreement expires on April 30, 2001.

         Income Taxes - A provision for Federal and state income taxes has not been made in the accompanying financial statements since the Company, AEE and ACR do not pay income taxes but rather allocate their revenues and expenses to the member or partners. Differences between the results of operations reported in the financial statements and those reported on individual partners' or member's income tax returns are due primarily to the use of different lease treatment and accelerated depreciation methods, and shorter useful lives for income tax purposes.

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

         Comprehensive Income - In 1999 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's financial statements as of December 31, 1999 and 2000 as it had no items of other comprehensive income.

         New Accounting Pronouncements - On January 1, 2001, AEE adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Hedge accounting allows a derivative's gains and losses in fair value to offset related results of the hedged item in the statement of operations and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 allows hedge accounting for fair value and cash flow hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income in stockholders' equity and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative, if any, must be recognized currently in earnings.

         AEE utilizes electric derivative financial instruments, including swaps, options, and forwards, to manage risk related to electricity sales.

         Certain of AEE's derivative instruments qualify as cash flow hedges, as defined by SFAS No. 133. As required by SFAS No. 133 for these instruments, AEE has documented the effectiveness of the hedges by performing tests to demonstrate the high correlation between the derivative instruments and the underlying hedged transactions or commitments. These effectiveness tests will be updated quarterly. Although many of AEE's derivative instruments qualify as cash flow hedges, adoption of SFAS No. 133 will increase volatility in reported earnings.

         Adoption of SFAS No. 133 will result in the recognition of approximately $66.5 million of derivative liabilities on AEE's balance sheet as of January 1, 2001. Additionally, adoption of SFAS No. 133 will result in a reduction of other comprehensive income of approximately $66.5 million, which will be included in the first quarter 2001 balance sheet as a cumulative effect of a change in accounting principle. Approximately $26 million of other comprehensive income related to derivative instruments as of January 1, 2001 is expected to be recognized as expense in earnings over the next twelve months.

         The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, during the first quarter of 2000. The adoption of this standard did not have a significant impact on its financial condition or results of operations.

         Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

3.    ACQUISITION

         On May 14, 1999, the AEE Plants were acquired from NYSEG for approximately $914 million. The Partnership's wholly owned subsidiary, AEE2, L.L.C., acquired ownership of two of the Plants, Westover (formerly known as Goudy) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, AEE entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Company accounts for these leases as direct financing capital leases.

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

         In connection with the acquisition of the AEE Plants, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediation for soil and ground water contamination. AEE engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and AEE's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. AEE recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost at the acquisition date. As of December 31, 1999, $2 million was classified as a current liability.

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

         AEE and ACR receive certain payments for installed capacity under the New York Transition Agreement (see Note 2). Payments received in 1999 while the Somerset Plant was out of service, of approximately $2.1 million, have reduced the total amount of capitalized costs. Total capitalized costs during construction were approximately $52 million, which included approximately $5.2 million in capitalized interest.

         The purchase agreement with NYSEG relating to the acquisition of the AEE Plants provided for a post-closing adjustment of the purchase price to reflect the actual value of inventories and a pro rata allocation of various expenses as of the acquisition date. As a result of this adjustment and to settle other contractual obligations, NYSEG returned approximately $1.6 million to AEE.

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

         During the fourth quarter of 2000, ACR placed its Hickling and Jennison plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants. The ACR plants continue to generate revenue from the capacity purchase agreement with NYSEG, which terminates on April 30, 2001.

4.       CAPITALIZATION

         The Company is indirectly owned by AES NY Funding, L.L.C. (AES Funding), which is an entity established to raise a portion of the capital contributed to AEE and ACR through the Company and AES NY 2, L.L.C, the limited partner of AEE and ACR. AES Funding is a direct wholly owned subsidiary of AES.

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

         AES Funding is dependent upon the residual cash flows from AEE and ACR received in the form of distributions to service its debt. The loan is payable on May 14, 2002, and bears interest at a variable rate based on the terms of the loan agreement, which was 9.5625% as of December 31, 2000. AEE and ACR have no obligation to repay this loan. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES NY Holdings, L.L.C., which would divest AES of control of the Company, AEE, and ACR.

5.       LEASE FINANCING

         AEE's leases for the Somerset and Cayuga Plants are accounted for as direct financing capital leases (see Note 3). Minimum lease payments and the present value of the lease obligation are as follows (in thousands):

                                                                       Lease
      Fiscal Years Ending December 31,                                Payments

      2001                                                         $   58,423
      2002                                                             62,577
      2003                                                             57,550
      2004                                                             63,450
      2005                                                             59,450
      Thereafter                                                    1,376,218
                                                                   -----------

      Total Lease payments                                          1,677,668

      Less imputed interest                                        (1,030,306)
                                                                   -----------

      Present value of Lease payments                              $  647,362
                                                                   ===========

         Through July 2, 2020, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants. As of December 31, 2000, AEE had not deferred any portion of the lease obligation.

         The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 8.993% and 8.819% for the Somerset and Cayuga facilities, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 1999. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased facilities, as of December 31, 2000 and 1999, was approximately $31.5 million and $11.1 million, respectively.

         The agreements governing the leases restrict AEE's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity.

         AEE's ability to make distributions to its partners is restricted by the terms of the agreements governing the leases of the AEE Somerset and Cayuga Plants. The ability of AEE to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met. In addition, AEE may make a distribution to its partners only on or within ten business days after a semiannual rent payment date (commencing with the rent payment date occurring on July 2, 2000) so long as the conditions as specified in the agreements have been met. A distribution was made on July 11, 2000 in the amount of $35 million and a second distribution was made on January 12, 2001 in the amount of $32.5 million.

         In connection with the lease agreements, AEE is required to maintain an additional liquidity account. The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see Note
         2) or $29 million. As of December 31, 2000, AEE had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by BankBoston, dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of AEE. However, AEE is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

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

6.       COMMITMENTS AND CONTINGENCIES

         Coal Purchases - In connection with the acquisition of the AEE Plants, AEE assumed from NYSEG an agreement to purchase the coal required by the AEE Somerset, Cayuga, and Westover plants. Each year, either party can request re-negotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal and either party could request re-negotiation of one lot of coal for the following year. AEE requested re-negotiation during 2000 and reached agreement on all three lots for 2001. Either party may request re-negotiation during 2001 but if the parties fail to reach agreement, then the parties would have commitments with respect to only two lots in 2002. If the same thing happened in 2002, the parties would have commitments with respect to only one lot in 2003. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement is not extended, AEE would seek a new coal supplier. As of the acquisition date, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of December 31, 2000, the remaining liability was approximately $7.3 million. AEE has minimum coal purchase requirements for the years 2001, 2002, and 2003 in the amounts $58.3 million, $60.3 million, and $49.0 million, respectively. ACR had no minimum coal purchase requirements as of December 31, 2000.

         Transmission Agreements - On August 3, 1998, the Company entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the Company under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by AEE on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, AEE discontinued using this service. AEE did not transmit over these lines but was required to pay the monthly fees until the effective cancellation date, November 19, 1999. These fees were approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because AEE did not use the lines during this period, AEE received no economic benefit subsequent to the acquisition.

         AEE was informed by NIMO that AEE would be responsible for the monthly fees of $500,640 under the existing transmission agreement to the originally scheduled termination date of October 1, 2004. On October 5, 1999, AEE filed a complaint against NIMO alleging that AEE has a right to non-firm transmission service upon six months prior notice without payment of $500,640 in monthly fees subsequent to the cancellation date of November 19, 1999. On March 9, 2000, a settlement was reached between AEE and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC) on May 10, 2000. According to the settlement, AEE will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999, to October 1, 2004 and in turn, will receive a form of transmission service commencing on May 1, 2000, which AEE believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. AEE shall have the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 MW over firm transmission lines from the Somerset Plant. AEE shall have the right to designate alternate points of delivery on NIMO's transmission system provided that AEE shall not be entitled to receive any transmission service charge credit on the NIMO system. This final settlement became effective November 1, 2000.

         On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a speculative position since it is not an effective hedge, as defined in SFAS No. 133, for the plant and because AEE believes that the value of the rights received under the agreement exceed the payments that are required by the agreement. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates profits on or from exposure to shifts or changes in market prices. AEE recorded a net asset and a gain of approximately $24.9 million in the fourth quarter of 2000 related to this contract.

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

         AEE received an information request letter dated October 12, 1999 from the New York Attorney General, which sought detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from the New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the AEE and ACR Plants. The Company has provided materials responding to the requests from the Attorney General and the DEC. This information was sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. The Company is unable to estimate the impact, if any, of these investigations on its financial condition or results of operations.

         On April 14, 2000 AEE received a request for information pursuant to
         Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. AEE has provided the requested documentation and the EPA is currently evaluating the materials. The Company is unable to estimate the impact, if any, of this investigation on its financial condition or results of operations.

         By letter dated May 25, 2000, the DEC issued a Notice of Violation
         (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by AEE. Pursuant to the purchase agreement relating to the acquisition of the Plants from NYSEG, the Company agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants. On September 12, 2000, AEE agreed with NYSEG that AEE will assume the defense of and responsibility for the NOV, subject to a reservation of its right to assert applicable exceptions to its contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC. The Company unable to estimate the effect of this NOV on its financial condition or results of future operations. It is possible that the DEC NOV and other potential enforcement actions arising out of the Attorney General, DEC, and EPA investigations may result in penalties and the potential requirement to install additional air pollution control equipment and could require the Company to make substantial expenditures.

         Nitrogen Oxide and Sulfur Dioxide Emission Allowances - AEE Plants and the ACR Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The six Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The six Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2000 and are also expected to have a surplus of NOX allowances in 2001. The Plants were self sufficient with respect to SO2 allowances in 2000, however it is expected that the Plants may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2001 assuming the units are operated at capacities similar to 2000. At current market prices, it may cost upwards of $1.75 million to $2.275 million to purchase sufficient SO2 allowances for 2001.

         In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater downgradient of an ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was carried out and indicated that there is a possibility that some groundwater remediation at the site may be required. Further compliance with this order included a Closure Investigation Report which was submitted to the DEC in the spring of 2000, and a Closure Plan which was submitted to the Department of Environmental Conservation in January 2001. The latest part of the consent order will be implemented during the 2001 spring/summer construction season when the work scope for covering the site and carrying out the future monitoring of the site per the Closure Plan will be implemented. AEE2, L.L.C. will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million, as additional costs for long term groundwater monitoring. While the actual closure costs may exceed $3 million, which is included in the environmental remediation liability (see Note 3), management does not expect any added closure costs to be material.

7.       RELATED PARTY TRANSACTIONS

         AEE has entered into a contract with Somerset Railroad Corporation
         (SRC), a wholly owned subsidiary of AES NY 3, L.L.C., which is an indirect wholly owned subsidiary of AES, pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. AEE will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC's outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. As of December 31, 2000 and 1999, $4.6 million and $2.4 million, respectively has been recorded by the Company as operating expenses and other accrued liabilities under this agreement.

         On August 14, 2000 SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. From August 14, 2000 to August 13, 2002, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for Base Rate loans and LIBOR plus 1.375% for LIBOR loans. From August 14, 2002 to August 13, 2005, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for Base Rate loans and LIBOR plus 1.500% for LIBOR loans. From August 14, 2005 to August 13, 2008, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.875% for Base Rate loans and LIBOR plus 1.625% for LIBOR loans. From August 14, 2008 to August 13, 2012, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.125% for Base Rate loans and LIBOR plus 1.875% for LIBOR loans. From August 14, 2012 to May 6, 2014, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.375% for Base Rate loans and LIBOR plus 2.125% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility is approximately $25 million as of December 31, 2000.

         AEE entered into an arrangement with Odyssey, a direct wholly owned subsidiary of AES. This agreement commenced on November 27, 2000 and is for a term of three years. Odyssey will provide data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month.

         Odyssey acts as agent on behalf of AEE in the over-the-counter and New York ISO markets. As agent, Odyssey manages all energy transactions under the AEE name including (i) preparing confirmations for AEE and approving confirmations with counter-parties, (ii) conducting monthly check-outs with counter-parties as appropriate before the preparation of invoices, (iii) invoicing counter-parties for the term of the transactions and (iv) otherwise managing and executing the terms of the transactions in accordance with their provisions.

         Odyssey provides data management services for AEE by maintaining databases of pricing, load, transmission, weather and generation data to aid in analysis to optimize the value of AEE's assets.

         Odyssey maintains a transaction management system to manage day-ahead commitments with the New York ISO, swap and physical values with counter-parties and provide daily financial reporting, end of day budget variance, forward mark to market and commercially accepted risk analysis.

         Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, which are to be reimbursed by AEE. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.


8.       BENEFIT PLANS

         Effective May 14, 1999, the Company adopted The Retirement Plan for employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of New York State Electric & Gas. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant was fixed as of such date. As of December 31, 2000, the Plan was funded to the extent required by Internal Revenue Code (IRC) Section 412, minimum funding, and the requirement of IRC Section 404, maximum contribution limits. The Company will make the required minimum contributions within the Employee Retirement Income Security Act (ERISA) guidelines. Pension benefits are based on years of credited service, age of the participant, and average earnings. During 2000, collectively bargained people were offered the opportunity to freeze their accrued benefit payable under the Plan and opt into the AES Profit Sharing and Stock Ownership Plans.

         Significant assumptions used in the calculations of the net benefit cost and projected benefit obligation are as follows:

          Discount rate                                                   6.25%

          Rate of compensation increase                                   4.75%

          Expected long-term rate of return on plan assets                8.00%


      Net benefit cost for the period ended December 31, 2000 and 1999, includes the following components (in thousands):

                                                           2000          1999
                                                           ----          ----
      Service cost                                      $ 1,255      $    426

      Interest cost on projected benefit obligation       1,759         1,038

      Expected return on plan assets                        (75)           -

      Curtailment gain                                   (7,192)           -
                                                       --------      --------

      Net benefit cost                                 $ (4,253)      $ 1,464
                                                        ========     ========

      Change in projected benefit obligation
      (in thousands):

      Projected benefit obligation, beginning          $ 28,046      $ 26,582
      of periods

      Service cost                                        1,255           426

      Interest cost                                       1,759         1,038

      Actuarial Gain                                       (603)

      Benefits Paid                                        (180)

      Curtailment                                        (7,580)
                                                      ----------       -------
     Projected benefit obligation, end of periods     $  22,697      $ 28,046


     Change in plan assets(in thousands):

     Fair value of plan assets at beginning of year   $    -          $    -

     Actual return on plan assets                            77            -

     Employer contributions                               4,208            -

     Benefits paid                                         (180)           -
                                                       ---------      --------
     Fair value of plan assets at end of year             4,105            -

                                                      ---------     ----------
     Funded status/accrued benefit liability          $ (18,592)     $ (28,046)
                                                       =========     ==========

         The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Company as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The accumulated benefit obligation was approximately $13.2 million and $17.4 million as of December 31, 1999 and 2000, respectively.


         During 2000, 137 participants of the plan opted out and joined an AES Plan, retired, or became terminated. This resulted in a curtailment gain to the Plan of approximately $5.3 million. Due to the ACR long-term standby status on its plants, the number of active participants at Jennison and Hickling went from 55 at December 31, 1999, to 0 at December 31, 2000. This resulted in a curtailment gain to the Plan of approximately $1.9 million. As of December 31, 2000, the Plan had 171 active participants.


         Additionally, employees of the Company and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide for Company matching contributions. Participants are fully vested in their own contributions and the Company's matching contributions.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's current and non-current financial assets and current liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31,2000. The Company is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

10.      SEGMENT INFORMATION

         Under the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.

                                   * * * * * *