Form 10-Q
period 2001-03-31
AES EASTERN ENERGY LP
filed 2001-05-21
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the quarterly period ended March 31, 2001

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from. . . . . . . .to. . . . . . . . . . . . . . . . .



Commission file number  333-89725

                              AES Eastern Energy, L.P.
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)


                    Delaware                        54-1920088
 . . . . . . . . . . . . . . . . . . . . .    . . . . . . . . . . . . . . .
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)


             1001 N. 19th Street, Arlington, Va.          22209
 . . . . . . . . . . . . . . . . . . . . . . . . . .    . . . . . . . . . .
          (Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code  (703) 522-1315

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

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

Item 1.  Condensed Consolidated Financial Statements (Unaudited)..........  3

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

   Consolidated Statements of Income for the three months ended
     March 31, 2001 and March 31, 2000
   Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and March 31, 2000
   Statement of Changes in Partners' Capital for the three months ended
     March 31, 2001
   Notes to Condensed Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

   Consolidated Balance  Sheets  as  of  March  31,  2001 and
     December 31, 2000
   Notes to Condensed Consolidated Balance Sheets

*  The condensed consolidated balance sheets of AES NY, L.L.C.
   contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.  Discussion and Analysis of Results of Operations and
         Financial Condition
         (a)  Results of Operations......................................  14
         (b)  Liquidity and Capital Resources............................  14





                                     PART II

Item 1.  Legal Proceedings...............................................  16
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits...................................................  16
         (b)  Reports on Form 8-K........................................  16



Signature................................................................  17

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                            AES Eastern Energy, L.P.
                   Condensed Consolidated Statements of Income

Three months ended March 31,                           2001          2000
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                             $94,087        $72,050
  Capacity                                             7,736          7,847
  Transmission congestion contract                     6,896           -
  Other                                                2,686            199
                                                    ---------       --------
     Total operating revenues                        111,405         80,096

Operating Expenses
  Fuel                                                36,024         29,317
  Operations and maintenance                           3,492          2,112
  General and administrative                          14,390         13,708
  Depreciation and amortization                        8,108          7,776
                                                    ---------       --------
     Total Operating Expenses                         62,014         52,913
                                                    ---------       --------

Operating Income                                      49,391         27,183

Other Income/(Expense)

  Interest expense                                   (14,956)       (15,433)
  Interest income                                        951            365
  Gain on derivative valuation                            69           -
                                                     --------       --------

Net Income                                           $35,455        $12,115
                                                    =========       ========










The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                      Condensed Consolidated Balance Sheets

                                                          March 31,     Dec. 31,
                                                           2001          2000
                                                          -------       -------
ASSETS                                                         (Thousands)
Current Assets
   Restricted cash:
       Operating- cash and cash equivalents                $ 3,745     $ 9,924
       Revenue Account                                      67,100      73,141
   Accounts receivable - trade                              30,507      33,799
   Accounts receivable - affiliates                          1,017         571
   Accounts receivable - other                               1,608       2,170
   Inventory                                                22,692      23,308
   Prepaid expenses                                          8,539       6,152
                                                        ----------  ----------
      Total Current Assets                                 135,208     149,065

Property, Plant, Equipment and Related Assets
   Land                                                      6,884       6,877
   Electric generation assets (net of accumulated
      depreciation of $43,239 and $36,749)                 736,682     740,909
   Other intangible assets  (net of accumulated
      amortization of $13,891 and $12,273)                 231,541     232,480
                                                        ----------  ----------
      Total property, plant, equipment and
           related Assets                                  975,107     980,266

Other Assets
   Derivative valuation                                      1,257        -
   Transmission congestion contract                         31,249      24,851
   Rent reserve account                                     31,242      30,978
                                                        ----------  ----------
      Total Assets                                      $1,174,063  $1,185,160
                                                        ==========  ==========
LIABILITIES
Current Liabilities
  Accounts payable                                          $1,610     $ 1,432
  Lease financing - current                                  4,596       1,813
  Enviromental remediation                                   1,000       1,000
  Accrued interest expense                                  16,366      29,472
  Due to The AES Corporation                                 9,688       8,604
  Other accrued expenses                                    15,685      17,524
  Other liabilities and accrued expenses                     4,631       5,020
                                                        ----------  ----------
    Total Current Liabilities                               53,576      64,865

Long-term liabilities
   Lease financing - long-term                             642,306     645,549
   Environmental remediation                                11,188      11,240
   Defined benefit plan obligation                          19,166      18,781
   Derivative valuation                                     57,042        -
   Other liabilities                                         2,226       3,267
                                                        ----------  ----------
    Total Long-term Liabilities                            731,928     678,837
                                                        ----------  ----------
    Total Liabilities                                      785,504     743,702

Commitments and Contingencies (Note 2)                        -           -

PARTNERS' CAPITAL                                          388,559     441,458
                                                        ----------  ----------
Total Liabilities and Partners' Capital                 $1,174,063  $1,185,160
                                                        ==========  ==========


The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                 Condensed Consolidated Statements of Cash Flows


                                                      Three months      Three months
                                                          ended             ended
                                                      March 31, 2001    March 31, 2000
                                                      --------------    --------------
                                                                (Thousands)
Operating Activities
 Net income                                               $35,455          $12,115
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                            8,108            7,776
   Interest income accrued in the rent reserve account       (264)            (350)
   Transmission congestion contract revenue                (6,896)            -
   Net cash payments from transmission contract               498             -
   Gain on derivative valuation                               (69)            -
   Net deferred benefit plan cost                             385             -

Changes in current assets and liabilities
   Accounts receivable                                      3,408            3,406
   Prepaid expenses                                        (2,387)          (2,485)
   Inventory                                                  616            6,911
   Accounts payable                                           178             -
   Accrued interest expense                               (13,106)            -
   Due to The AES Corporation                               1,084             -
   Accrued liabilities                                     (1,839)         (22,309)
   Other liabilities                                       (1,482)            (364)
                                                          --------         --------
    Net Cash Provided by Operating Activities              23,689            4,700
                                                          --------         --------
Investing Activities
 Payments for capital additions                            (2,482)          (1,770)
 Decrease in restricted cash                               12,220           (2,930)
                                                          --------         --------
    Net Cash Provided by (Used in) Investing Activities     9,738           (4,700)
                                                          --------         --------
Financing Activities

 Payments for Deferred financing                             (467)            -
 Principal payments on lease obligations                     (460)            -
 Dividends paid                                           (32,500)            -
                                                          --------         --------
    Net Cash Used in Financing Activities                 (33,427)            -
                                                          --------         --------

Net Change in Cash and Cash Equivalents                       -               -
Cash and Cash Equivalents, Beginning of Period                -               -
                                                          --------         --------
Cash and Cash Equivalents, End of Period                      -               -
                                                          ========         ========




Supplemental Disclosures of Cash Flow Information:

 Interest paid on financing leases                        $28,062         $36,396
                                                         =========      ==========





The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
             Consolidated Statement of Changes in Partners' Capital


                                                                Three months ended March 31, 2001
                                                                           (Thousands)

                                                                General     Limited
                                                                Partner     Partner      Total
                                                                -------     -------     --------
Balance, December 31, 2000                                      $4,414     $437,044     $441,458

Add net income for the period ended March 31, 2001                 355       35,100       35,455
Distributions paid during 2001                                    (325)     (32,175)     (32,500)
Accumulated other comprehensive income                            (559)     (55,295)     (55,854)
                                                                -------    --------     --------
Balance, March 31, 2001                                         $3,885     $384,674     $388,559
                                                                =======    =========    =========





















The notes are an integral part of the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1.   Unaudited Condensed Consolidated Financial Statements

    The accompanying unaudited condensed consolidated financial statements of AES Eastern Energy, L.P. (the Partnership) reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Partnership's consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes contained therein, as of December 31, 2000 and the period then ended, which are set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2.   Commitments and Contingencies

Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset, Cayuga, and Westover Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal and either party could request renegotiation of one lot of coal for the following year. The Partnership requested renegotiation during 2000 and reached agreement on all three lots for 2001. Either party may request renegotiation during 2001 but if the parties fail to reach agreement, then the parties would have commitments with respect to only two lots in 2002. If the same thing happened in 2002, the parties would have commitments with respect to only one lot in 2003. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement is not extended, the Partnership would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of March 31, 2001, the remaining liability was approximately $6.3 million. The Partnership has minimum coal purchase requirements for the years ending December 31, 2001, 2002, and 2003 in the amounts of $58.3 million, $60.3 million, and $49.0 million, respectively. As of March 31, 2001, the remaining minimum coal purchase requirement for the year ending December 31, 2001 was approximately $45.8 million.

Transmission Agreements - On August 3, 1998, AES NY, LLC, the general partner of the Partnership (the General Partner), entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the General Partner under an existing transmission agreement among Niagara Mohawk Power Corporation
(NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by the Partnership on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, the Partnership discontinued using this service. The Partnership did not transmit over these lines but was required to pay the monthly fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because the Partnership did not use the lines during this period, the Partnership received no economic benefit subsequent to the acquisition.

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

On March 9, 2000, a settlement was reached between the Partnership and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC) on May 10, 2000. According to the settlement, the Partnership will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999 to October 1, 2004, and in turn, will receive a form of transmission service commencing on May 1, 2000, which the Partnership believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. The Partnership shall have the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 MW over firm transmission lines from the Somerset Plant. The Partnership shall have the right to designate alternate points of delivery on NIMO's transmission system provided that the Partnership shall not be entitled to receive any transmission service charge credit on the NIMO system. This final settlement became effective November 1, 2000.

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a speculative position since it is not an effective hedge, as defined under SFAS No. 133, for the plant and because the Partnership believes that the value of the rights received under the agreement exceed the payments that are required by the agreement. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded a gain of approximately $6.9 million in the first quarter of 2001 related to this contract (see Note 3).

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

Note 3.  New Accounting Pronouncements

On January 1, 2001, the Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction of Other Comprehensive Income (OCI) in Partner's Capital of $66.3 million.

The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the three months ended March 31, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2001.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $25.4 million of other comprehensive income is expected to be recognized as a reduction to earnings over the next twelve months. Amounts recorded in other comprehensive income during the three months ended March 31, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                      $66.3
         Reclassified to earnings                                       (5.6)
         Change in fair value                                           (4.8)

         Balance, March 31, 2001                                       $55.9
                                                                       -----



Note 4. Subsequent Event

In April 2001, the Partnership entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. The Partnership can borrow up to $35 million for working capital purposes under this facility. In addition, the Partnership can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility.


Note 5.   Reclassifications

Certain 2000 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2001 presentation.

                                 AES NY, L.L.C.
                     Condensed Consolidated Balance Sheets

                                                           March 31,2001   Dec. 31, 2000
                                                           -------------   -------------
                                                                    (Thousands)
ASSETS
Current Assets
   Restricted cash:
     Operating - cash and cash equivalents                 $ 6,055            $12,207
     Revenue account                                        67,100             73,141
   Accounts receivable - trade                              31,091             34,976
   Accounts receivable - affiliates                          3,953              2,651
   Accounts receivable - other                               1,608              2,430
   Inventory                                                24,040             25,151
   Prepaid expenses                                          8,726              6,244
                                                        ----------         ----------
      Total Current Assets                                 142,573            156,800

Property, Plant, Equipment and Related Assets
   Land                                                      7,334              7,327
   Electric generation assets(net of accumulated
      depreciation of $46,275 and $39,390)                 738,755            743,029
   Other intangible assets  (net of accumulated
      amortization of $13,891 and $12,273)                 231,542            232,480
                                                        ----------         ----------
      Total property, plant, equipment
           and related assets                              977,631            982,836

Other Assets
   Derivative valuation asset                                1,258               -
   Transmission congestion contract                         31,249             24,851
   Rent reserve account                                     31,242             30,978
                                                        ----------         ----------
      Total Assets                                      $1,183,953         $1,195,465
                                                        ==========         ==========
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
  Accounts payable                                          $1,624             $1,457
  Lease financing - current                                  4,596              1,813
  Enviromental remediation                                   2,000              2,000
  Accrued interest expense                                  16,366             29,472
  Due to The AES Corporation                                 9,861              8,746
  Other accrued expenses                                    16,071             18,912
Other liabilities                                            4,633              5,020
                                                         ----------         ----------
    Total Current Liabilities                               55,151             67,420

Long-term liabilities
   Derivative valuation liability                           57,042               -
   Lease financing - long-term                             642,306            645,549
   Environmental remediation                                12,715             12,801
   Defined benefit plan obligation                          18,979             18,592
   Other liabilities                                         2,226              3,267
                                                        ----------         ----------
    Total Long-term Liabilities                            733,268            680,209
                                                        ----------         ----------
    Total Liabilities                                      788,419            747,629

Commitments and Contingencies (Note 3)                        -                  -

Minority Interest                                          446,874            443,358
Member's Equity                                              4,514              4,478
Accumulated other comprehensive income                     (55,854)              -
                                                        -----------        ----------
Total Liabilities and Member's Equity                   $1,183,953         $1,195,465
                                                        ===========        ===========



The notes are an integral part of the condensed consolidated financial statements.

Note 1.   Condensed Consolidated Balance Sheets

The accompanying unaudited condensed consolidated balance sheets of AES NY, L.L.C. (the Company) reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Company's consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated balance sheets should be read in conjunction with the Company's consolidated balance sheet and notes contained therein, as of December 31, 2000 which are set forth in the Annual Report on Form 10-K of AES Eastern Energy, L.P.(AEE)for the year ended December 31, 2000.

Note 2.   Plants Placed on Long-Term Cold Standby

During the fourth quarter of 2000, AES Creative Resources, L.P. (ACR) placed its AES Hickling and AES Jennison plants (ACR Plants) on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants.

Note 3.   Commitments and Contingencies

Coal Purchases - In connection with the acquisition by AEE of its four coal-fired electric generating stations (the AEE Plants), AEE assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the AEE Somerset, Cayuga, and Westover plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal and either party could request renegotiation of one lot of coal for the following year. AEE requested renegotiation during 2000 and reached agreement on all three lots for 2001. Either party may request renegotiation during 2001 but if the parties fail to reach agreement, then the parties would have commitments with respect to only two lots in 2002. If the same thing happened in 2002, the parties would have commitments with respect to only one lot in 2003. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement is not extended, AEE would seek a new coal supplier. As of the acquisition date, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of March 31, 2001, the remaining liability was approximately $6.3 million. AEE has minimum coal purchase requirements for the years ending 2001, 2002, and 2003 in the amounts of $58.3 million, $60.3 million, and $49.0 million, respectively. As of March 31, 2001, the remaining AEE minimum coal purchase requirement for the year ending December 31, 2001, was approximately $45.8 million. ACR had no minimum coal purchase requirements as of March 31, 2001.

Transmission Agreements - On August 3, 1998, the Company entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the Company under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by AEE on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, AEE discontinued using this service. AEE did not transmit over these lines but was required to pay the monthly fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because AEE did not use the lines during this period, AEE received no economic benefit subsequent to the acquisition.

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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a speculative position since it is not an effective hedge, as defined in SFAS No. 133, for the plant and because AEE believes that the value of the rights received under the agreement exceed the payments that are required by the agreement. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded a gain of approximately $6.9 million in the first quarter of 2001 related to this contract.

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

In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater downgradient of an ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was carried out and indicated that there is a possibility that some groundwater remediation at the site may be required. Further compliance with this order included a Closure Investigation Report which was submitted to the DEC in the spring of 2000, and a Closure Plan which was submitted to the Department of Environmental Conservation in January 2001. The latest part of the consent order will be implemented during the 2001 spring/summer construction season when the work scope for covering the site and carrying out the future monitoring of the site per the Closure Plan will be implemented. AEE2, L.L.C., a subsidiary of AEE will contribute two-thirds of the costs to close the landfill, which are anticipated to be approximately $3 million as additional costs for long term groundwater monitoring. While the actual closure costs may exceed the $3 million, which is included in the environmental remediation liability, management does not expect any added closure costs to be material.

Note 4.  New Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction of Other Comprehensive Income(OCI) in member's equity of $66.3 million.

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the three months ended March 31, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2001.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $25.4 million of other comprehensive income is expected to be recognized as a reduction to earnings over the next twelve months. Amounts recorded in other comprehensive income during the three months ended March 31, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                      $66.3
         Reclassified to earnings                                       (5.6)
         Change in fair value                                           (4.8)

         Balance, March 31, 2001                                       $55.9
                                                                       -----

Note 5. Subsequent Event

In April 2001, AEE entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. AEE can borrow up to $35 million for working capital purposes under this facility. In addition, AEE can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility.

Item 2. Discussion and analysis of results of operations and financial condition

Results of Operations
----------------------

Energy Revenues for the three months ended March 31, 2001, were $94.1 million, compared to $72.1 million for the comparable period of the prior calendar year, an increase of 30.5%. The increase in Energy Revenues is primarily due to higher market prices and higher operating levels. Capacity Revenues for the three months ended March 31, 2001, were $7.7 million, compared to $7.8 million for the comparable period of the prior calendar year, a decrease of 1.3%. Transmission Congestion Contract Revenues for the three months ended March 31, 2001 were $6.9 million. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and the more populated areas in eastern New York. The Transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses for the three months ended March 31, 2001, were $62.0 million, compared to $52.9 million for the comparable period of the prior calendar year, an increase of 17.2%. The increase in Operating Expenses is primarily due to higher operating levels, which necessitated greater coal usage, greater coal purchases on the spot market and higher operating and maintenance expenditures.

Other Income/Expenses for the three months ended March 31, 2001, were $13.9 million, compared to $15.1 million for the comparable period of the prior calendar year, a decrease of 7.9%. The decrease in Other Income/Expense is primarily due to a one time additional interest charge in the first quarter of 2000.


Liquidity and Capital Resources
--------------------------------

Net working capital at March 31, 2001 and December 31, 2000 was $81.6 million and $84.2 million, respectively.

Cash flow from our operations during the second half of 2000 was sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generating Station due January 2, 2001. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter.

We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of March 31, 2001 and 2000, we had recorded $1.3 million and $750 thousand, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRCad by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $25 million as of March 31, 2001.

At March 9, 2001, the Credit Suisse First Boston working capital credit facility was terminated. In April 2001, we entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility.

Investing Activities

During the first quarter of 2001, we incurred approximately $2.5 million in capital expenditures. These expenditures were primarily for the installation of a selective catalytic reduction system at the Cayuga Generating Station and other necessary expenditures under our life extension program. We have budgeted capital expenditures to be $18.2 million in 2001, $10.4 million in 2002, $4.4 million in 2003, $3.5 million for 2004 and a total of $335 million for the remaining years through 2032. These amounts include approximately $11.2 million to install a selective catalytic reduction system to reduce NOX emissions at the Cayuga Generating Station during a scheduled outage in 2001. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended, established new accounting and reporting standards for derivative instruments and hedging activities. As of March 31, 2001, we have recorded $1 million of derivative assets in other assets and $57 million of derivative liabilities in other liabilities. Although most of the our financial instruments qualify for hedge accounting which permits changes in the value of the financial instruments to offset the related changes in the hedged item, the adoption of SFAS No. 133 will result in more variation to our results of operations. SFAS No. 133 did not have a significant impact on our results of operations for the three months ended March 31, 2001.


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

Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of a dividend to AES NY, LLC. On January 11, 2001, we made a dividend payment of $32.5 million.


Foward-looking Statements

    Certain statements contained in this Form 10-Q are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof. Forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "expects," "may," "intends," "will," "should" or "anticipates" or the negative forms or other variations of these terms or comparable terminology, or by discussions of strategy. Future results covered by the forward-looking statements may not be achieved. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant risks, uncertainties and other factors are discussed under the heading "Business (a)General Development of Business" in our Annual Report on Form 10-K, and you are urged to read this section and carefully consider such factors.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       See Note 3 to our Condensed Consolidated Financial Statements in Part I.


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - None


  (b) Reports on Form 8-K

      None

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




Date:  May 17, 2001