Form 10-Q
period 2001-06-30
AES EASTERN ENERGY LP
filed 2001-08-10
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the quarterly period ended June 30, 2001

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

   Consolidated Statements of Income for the three months ended June 30, 2001 and June 30, 2000
   Consolidated Statements of Income for the six months ended
     June 30, 2001 and June 30, 2000
   Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 Consolidated Statements of Cash Flows for the six months ended
     June 30, 2001 and June 30, 2000
   Statement of Changes in Partners' Capital for the six months ended
     June 30, 2001
   Notes to Condensed Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

   Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 Notes to Condensed Consolidated Balance Sheets

* The condensed consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.  Discussion and Analysis of Results of Operations and
         Financial Condition
         (a)  Results of Operations......................................  17
         (b)  Liquidity and Capital Resources............................  17





                                     PART II

Item 1.  Legal Proceedings...............................................  20
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits...................................................  20
         (b)  Reports on Form 8-K........................................  20



Signature................................................................  21

     PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                     AES Eastern Energy, L.P.
             Condensed Consolidated Statements of Income

Three months ended June 30,                            2001          2000
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                             $81,184        $80,811
  Capacity                                             6,800          7,856
  Transmission congestion contract                   (19,340)           -
  Other                                                1,037            946
                                                    ---------       --------
     Total operating revenues                         69,681         89,613

Operating Expenses
  Fuel                                                29,040         30,396
  Operations and maintenance                           7,756          6,296
  General and administrative                          12,393         14,005
  Depreciation and amortization                        8,198          8,171
                                                    ---------       --------
     Total Operating Expenses                         57,387         58,868
                                                    ---------       --------

Operating Income                                      12,294         30,745

Other Income/(Expense)

  Interest expense                                   (14,667)       (15,565)
  Interest income                                      1,269            723
  Loss on derivative valuation                          (302)          -
                                                     --------       --------

Net Income(Loss)                                     $(1,406)        $15,903
                                                    =========       ========










The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
             Condensed Consolidated Statements of Income

Six months ended June 30,                              2001          2000
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                            $175,271       $152,862
  Capacity                                            14,536         15,702
  Transmission congestion contract                   (12,444)          -
  Other                                                3,723          1,145
                                                    ---------       --------
     Total operating revenues                        181,086         169,709

Operating Expenses
  Fuel                                                65,064         59,713
  Operations and maintenance                          11,248          8,408
  General and administrative                          26,783         27,802
  Depreciation and amortization                       16,306         15,857
                                                    ---------       --------
     Total Operating Expenses                        119,401        111,780
                                                    ---------       --------

Operating Income                                      61,685         57,929

Other Income/(Expense)

  Interest expense                                   (29,623)       (30,998)
  Interest income                                      2,220          1,088
  Loss on derivative valuation                          (233)           -
                                                     --------       --------

Net Income                                           $34,049        $28,019
                                                    =========       ========









The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
               Condensed Consolidated Balance Sheets

                                                          June 30,     Dec. 31,
                                                           2001          2000
                                                          -------       -------
ASSETS                                                         (Thousands)
Current Assets
  Restricted cash:
      Operating- cash and cash equivalents                  $6,667     $ 9,924
      Revenue Account                                       99,571      73,141
  Accounts receivable - trade                               30,227      33,799
  Accounts receivable - affiliates                             561         571
  Accounts receivable - other                                1,427       2,170
  Inventory                                                 27,770      23,308
  Prepaid expenses                                           4,370       6,152
                                                        ----------  ----------
      Total Current Assets                                 170,593     149,065

Property, Plant, Equipment and Related Assets
  Land                                                       6,884       6,877
  Electric generation assets (net of accumulated
    depreciation of $49,479 and $36,749)                   737,473     740,909
  Other intangible assets  (net of accumulated
    amortization of $15,849 and $12,273)                   229,617     232,480
                                                        ----------  ----------
      Total property, plant, equipment and
           related Assets                                  973,974     980,266

Other Assets
  Derivative valuation                                      15,645        -
  Transmission congestion contract                          11,566      24,851
  Rent reserve account                                      31,474      30,978
                                                        ----------  ----------
      Total Assets                                      $1,203,252  $1,185,160
                                                        ==========  ==========
LIABILITIES
Current Liabilities
  Accounts payable                                          $  943     $ 1,432
  Lease financing - current                                  3,971       1,813
  Environmental remediation                                    750       1,000
  Accrued interest expense                                  29,209      29,472
  Due to The AES Corporation                                14,056       8,604
  Other accrued expenses                                    16,449      17,524
  Other liabilities and accrued expenses                     3,431       5,020
                                                        ----------  ----------
    Total Current Liabilities                               68,809      64,865

Long-term liabilities
  Lease financing - long term                              642,931     645,549
  Environmental remediation                                 11,409      11,240
  Defined benefit plan obligation                           18,992      18,781
  Derivative valuation Liability                             8,666        -
  Other liabilities                                          2,226       3,267
                                                         ----------  ----------
    Total Long-term Liabilities                            684,224     678,837
                                                        ----------  ----------
    Total Liabilities                                      753,033     743,702

Commitments and Contingencies (Note 2)                        -           -

PARTNERS' CAPITAL                                          450,219     441,458
                                                        ----------  ----------
Total Liabilities and Partners' Capital                 $1,203,252  $1,185,160
                                                        ==========  ==========





The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                 Condensed Consolidated Statements of Cash Flows

                                                        Six months      Six months
                                                          ended             ended
                                                      June 30, 2001    June 30, 2000
                                                      --------------    --------------
                                                                (Thousands)
Operating Activities
 Net income                                               $34,049          $28,019
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                           16,306           15,857
   Interest income accrued in the rent reserve account       (496)            (696)
   Transmission congestion contract revenue                12,444             -
   Net cash payments from transmission contract               841             -
   Loss on derivative valuation                               233             -
   Net deferred benefit plan cost                             211             -

Changes in current assets and liabilities
   Accounts receivable                                      4,325          (12,545)
   Prepaid expenses                                         1,782            2,139
   Inventory                                               (4,462)           1,237
   Accounts payable                                          (489)              74
   Accrued interest expense                                  (263)            -
   Due to The AES Corporation                               5,452             -
   Accrued liabilities                                     (1,075)            -
   Other liabilities                                       (2,711)            (313)
                                                          --------         --------
    Net Cash Provided by Operating Activities              66,147           33,772
                                                          --------         --------
Investing Activities
 Payments for capital additions                            (9,503)          (4,650)
 Increase in restricted cash                              (23,173)         (29,122)
                                                          --------         --------
    Net Cash Used In Investing Activities                 (32,676)         (33,772)
                                                          --------         --------
Financing Activities

 Payments for Deferred financing                             (511)            -
 Principal payments on lease obligations                     (460)            -
 Dividends paid                                           (32,500)            -
                                                          --------         --------
    Net Cash Used in Financing Activities                 (33,471)            -
                                                          --------         --------

Net Change in Cash and Cash Equivalents                       -               -
Cash and Cash Equivalents, Beginning of Period                -               -
                                                          --------         --------
Cash and Cash Equivalents, End of Period                      -               -
                                                          ========         ========




Supplemental Disclosures of Cash Flow Information:

 Interest paid on financing leases                        $28,062         $36,396
                                                         =========      ==========





The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
             Consolidated Statement of Changes in Partners' Capital

                                                              Six months ended June 30, 2001
                                                                         (Thousands)

                                                                 General  Limited
                                                                 Partner  Partner    Total
                                                                 -------  -------  --------
Balance, December 31, 2000                                       $4,414   $437,044  $441,458
Add net income                                                      340     33,709    34,049
Distributions paid                                                 (325)   (32,175)  (32,500)
Accumulated other comprehensive income                              722      6,490     7,212
                                                                 -------  --------- ---------
Balance, June 30, 2001                                           $5,151   $445,068  $450,219
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


Note 2.   Commitments and Contingencies

Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal and either party could request renegotiation of one lot of coal for the following year. The Partnership requested renegotiation during 2000 and reached agreement on all three lots for 2001. Either party may request renegotiation during 2001 but if the parties fail to reach agreement, then the parties would have commitments with respect to only two lots in 2002. Either party may request renegotiation during 2002 but if the parties fail to reach agreement in 2002, the parties would have commitments with respect to only one lot in 2003. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement is not extended, the Partnership would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of June 30, 2001, the remaining liability was approximately $5.1 million. The Partnership has minimum coal purchase requirements for the years ending December 31, 2001, 2002, and 2003 in the amounts of $58.3 million, $60.3 million, and $49.0 million, respectively. As of June 30, 2001, the remaining minimum coal purchase requirement for the year ending December 31, 2001 was approximately $29.9 million.

Transmission Agreements - On August 3, 1998, AES NY, L.L.C., the general partner of the Partnership (the General Partner), entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the General Partner under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by the Partnership on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, the Partnership discontinued using this service. The Partnership did not transmit over these lines but was required to pay the monthly fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because the Partnership did not use the lines during this period, the Partnership received no economic benefit subsequent to the acquisition.

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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded a loss of approximately $12.4 million in the first half of 2001 related to this contract (see Note 3).

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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2000 and are also expected to have a surplus of NOX allowances in 2001. The Plants were self sufficient with respect to SO2 allowances in 2000, and it is expected that the Plants will be nearly self-sufficient for 2001.

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

The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the six months ended June 30, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2001.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $11.7 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the six months ended June 30, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                      $66.3
         Reclassified to earnings                                       (4.4)
         Change in fair value                                          (54.7)

         Balance, June 30 , 2001                                       $ 7.2
                                                                       -----

In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This standard prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The Partnership does not expect that implementation of this standard will have a significant impact on its financial statements.

Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership's balance sheet at that date, regardless of when the assets were initially recognized. The Partnership does not expect that implementation of this standard will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 143, entitled Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Partnership has not determined the effects of this standard on its financial reporting.

Note 4.   Credit Facility

At March 9, 2001, the Partnership's $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, the Partnership entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. The Partnership can borrow up to $35 million for working capital purposes under this facility. In addition, the Partnership can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility.

Note 5.   Reclassifications

Certain 2000 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2001 presentation.

Note 6.   Subsequent Event

Cash flow from operations during the first half of 2001 was sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generation Station due July 2, 2001. On this date, rental payments were made in the amount of $29.6 million.

Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of a dividend to AES NY, LLC. On July 12, 2001, we made a dividend payment of $65.7 million.

                                 AES NY, L.L.C.
                      Condensed Consolidated Balance Sheets

                                                           June 30,2001   Dec. 31, 2000
                                                           -------------   -------------
                                                                    (Thousands)
ASSETS
Current Assets
  Restricted cash:
  Operating - cash and cash equivalents                   $ 9,434            $12,207
  Revenue account                                          99,571             73,141
  Accounts receivable - trade                              30,721             34,976
  Accounts receivable - affiliates                          1,308              2,651
  Accounts receivable - other                               3,941              2,430
  Inventory                                                28,794             25,151
  Prepaid expenses                                          4,489              6,244
                                                        ----------         ----------
      Total Current Assets                                178,258            156,800

Property, Plant, Equipment and Related Assets
  Land                                                      7,434              7,327
  Electric generation assets(net of accumulated
     depreciation of $52,934 and $39,390)                 739,038            743,029
  Other intangible assets  (net of accumulated
     amortization of $15,849 and $12,273)                 229,617            232,480
                                                        ----------         ----------
      Total property, plant, equipment
           and related assets                             976,089            982,836

Other Assets
  Derivative valuation asset                               15,645               -
  Transmission congestion contract                         11,566             24,851
  Rent reserve account                                     31,474             30,978
                                                        ----------         ----------
      Total Assets                                     $1,213,032         $1,195,465
                                                        ==========         ==========
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
  Accounts payable                                         $  943             $1,457
  Lease financing - Current                                 3,971              1,813
  Environmental remediation                                 1,500              2,000
  Accrued interest expense                                 29,209             29,472
  Due to The AES Corporation                               14,276              8,746
  Other accrued expenses                                   17,184             18,912
  Other liabilities                                         3,431              5,020
                                                         ----------         ----------
    Total Current Liabilities                              70,514             67,420

Long-term liabilities
  Derivative valuation liability                            8,666               -
  Lease financing - long-term                             642,931            645,549
  Environmental remediation                                13,186             12,801
  Defined benefit plan obligation                          18,773             18,592
  Other liabilities                                         2,226              3,267
                                                        ----------         ----------
    Total Long-term Liabilities                           685,782            680,209
                                                        ----------         ----------
    Total Liabilities                                     756,296            747,629

Commitments and Contingencies (Note 3)                        -                  -

Minority Interest                                         445,029            443,358
Member's Equity                                             4,495              4,478
Accumulated other comprehensive income                      7,212               -
                                                       -----------        ----------
Total Liabilities and Member's Equity                  $1,213,032         $1,195,465
                                                       ===========        ===========



The notes are an integral part of the condensed consolidated financial statements.

Note 1.   Condensed Consolidated Balance Sheets

The accompanying unaudited condensed consolidated balance sheets of AES NY, L.L.C. (the Company) reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Company's consolidated financial position for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated balance sheets should be read in conjunction with the Company's consolidated balance sheet and notes contained therein, as of December 31, 2000 which are set forth in the Annual Report on Form 10-K of AES Eastern Energy, L.P.(AEE)for the year ended December 31, 2000.

Note 2.   Plants Placed on Long-Term Cold Standby

During the fourth quarter of 2000, AES Creative Resources, L.P. (ACR) placed its AES Hickling and AES Jennison plants (ACR Plants) on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants.

Note 3.   Commitments and Contingencies

Coal Purchases - In connection with the acquisition by AEE of its four coal-fired electric generating stations (the AEE Plants), AEE assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the AEE Somerset and Cayuga plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2000, the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal and either party could request renegotiation of one lot of coal for the following year. AEE requested renegotiation during 2000 and reached agreement on all three lots for 2001. Either party may request renegotiation during 2001 but if the parties fail to reach agreement, then the parties would have commitments with respect to only two lots in 2002. Either party may request renegotiation during 2002 but if the parties fail to reach agreement, the parties would have commitments with respect to only one lot in 2003. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement is not extended, AEE would seek a new coal supplier. As of the acquisition date, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of June 30, 2001, the remaining liability was approximately $5.1 million. AEE has minimum coal purchase requirements for the years ending 2001, 2002, and 2003 in the amounts of $58.3 million, $60.3 million, and $49.0 million, respectively. As of June 30, 2001, the remaining AEE minimum coal purchase requirement for the year ending December 31, 2001, was approximately $29.9 million. ACR had no minimum coal purchase requirements as of June 30, 2001.

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

AEE was informed by NIMO that AEE would be responsible for the monthly fees of $500,640 under the existing transmission agreement to the originally scheduled termination date of October 1, 2004. On October 5, 1999, AEE filed a complaint against NIMO alleging that AEE has a right to non-firm transmission service upon six months prior notice without payment of $500,640 in monthly fees subsequent to the cancellation date of November 19, 1999. On March 9, 2000, a settlement was reached between AEE and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC) on May 10, 2000. According to the settlement, AEE will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999 to October 1, 2004 and, in turn, will receive a form of transmission service commencing on May 1, 2000, which AEE believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. AEE shall have the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 MW over firm transmission lines from the Somerset Plant.

AEE shall have the right to designate alternate points of delivery on NIMO's transmission system provided that AEE shall not be entitled to receive any transmission service charge credit on the NIMO system. This final settlement became effective November 1, 2000.

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No.133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded a loss of approximately $12.4 million in the first half of 2001 related to this contract.


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

On April 14, 2000, AEE received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. AEE has provided the requested documentation and the EPA is currently evaluating the materials. AEE is unable to estimate the impact, if any, of this investigation on its financial condition or results of future operations.

By letter dated May 25, 2000, the DEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by AEE. Pursuant to the purchase agreement relating to the acquisition of the Plants from NYSEG, AEE agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants. On September 12, 2000, AEE agreed with NYSEG that AEE will assume the defense of and responsibility for the NOV, subject to a reservation of its right to assert applicable exceptions to its contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC.

The Company is unable to estimate the effect of this NOV on its financial condition or results of future operations. It is possible that the DEC NOV and other potential enforcement actions arising out of the Attorney General, DEC, and EPA investigations may result in penalties and the potential requirement to install additional air pollution control equipment and could require AEE to make substantial expenditures.

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

Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2000 and are also expected to have a surplus of NOX allowances in 2001. The Plants were self sufficient with respect to SO2 allowances in 2000, and it is expected that the Plants will be nearly self-sufficient for 2001.

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


The latest part of the consent order will be implemented during the 2001 spring/summer construction season when the work scope for covering the site and carrying out the future monitoring of the site per the Closure Plan will be implemented. AEE2, L.L.C., a subsidiary of AEE will contribute one-half of the costs to close the landfill, which are anticipated to be approximately $1.5 million, as well as one-half of the additional costs for long term groundwater monitoring. While the actual closure costs may exceed the $1.5 million, which is included in the environmental remediation liability, management does not expect any added closure costs to be material.

Note 4.  New Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction of Other Comprehensive Income (OCI) in member's equity of $66.3 million.

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the six months ended June 30, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2001.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $11.7 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the six months ended June 30, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                      $66.3
         Reclassified to earnings                                       (4.4)
         Change in fair value                                          (54.7)

         Balance, June 30, 2001                                         $7.2
                                                                        -----

In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This standard prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The Company does not expect that implementation of this standard will have a significant impact on its financial statements.

Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company does not expect that implementation of this standard will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 143, entitled Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not determined the effects of this standard on its financial reporting.

Note 5.  Credit Facility

At March 9, 2001, AEE's $20 million dollar Credit Suisse First Boston working capital credit facility was terminated. In April 2001, AEE entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. AEE can borrow up to $35 million for working capital purposes under this facility. In addition, AEE can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility.

Item 2. Discussion and analysis of results of operations and financial condition

Results of Operations for the three months ended June 30, 2001
--------------------------------------------------------------

Energy Revenues for the three months ended June 30, 2001, were $81.2 million, compared to $80.8 million for the comparable period of the prior calendar year, an increase of 0.5%. The increase in Energy Revenues is primarily due to higher market prices and higher operating levels. Capacity Revenues for the three months ended June 30, 2001, were $6.8 million, compared to $7.9 million for the comparable period of the prior calendar year, a decrease of 13.9%. The decrease in capacity revenue is primarily due to the expiration of a long term capacity contract that ended in April 2001. Capacity sales on the open market for the remainder of the year were at lower rates. Transmission Congestion Contract Losses for the three months ended June 30, 2001 were $19.3 million. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and the more populated areas in eastern New York. The Transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses for the three months ended June 30, 2001, were $57.4 million, compared to $58.9 million for the comparable period of the prior calendar year, a decrease of 2.5%.

Other Income/Expenses for the three months ended June 30, 2001, were net expenses of $13.7 million, compared to net expenses of $14.8 million for the comparable period of the prior calendar year, a decrease of 7.4%. The decrease in Other Expenses is primarily due to a one time additional interest charge in the second quarter of 2000.


Results of Operations for the six months ended June 30, 2001
--------------------------------------------------------------

Energy Revenues for the six months ended June 30, 2001, were $175.3 million, compared to $152.9 million for the comparable period of the prior calendar year, an increase of 14.7%. The increase in Energy Revenues is primarily due to higher market prices and higher operating levels. Capacity Revenues for the six months ended June 30, 2001, were $14.5 million, compared to $15.7 million for the comparable period of the prior calendar year, a decrease of 7.6%. The decrease in capacity revenue is primarily due to the expiration of a long term capacity contract that ended in April 2001. Capacity sales on the open market for the remainder of the year were at lower rates. Transmission Congestion Contract Losses for the six months ended June 30, 2001 were $12.4 million. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and the more populated areas in eastern New York. The Transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses for the six months ended June 30, 2001, were $119.4 million, compared to $111.8 million for the comparable period of the prior calendar year, an increase of 6.8%. The increase in Operating Expenses is primarily due to higher operating levels, which necessitated greater coal usage, greater coal purchases on the spot market and higher operating and maintenance expenditures.

Other Income/Expenses for the six months ended June 30, 2001, were net expenses of $27.6 million, compared to $29.9 million for the comparable period of the prior calendar year, a decrease of 7.7%. The decrease in Other Expenses is primarily due to a one time additional interest charge in the first quarter of 2000.


Liquidity and Capital Resources
----------------------------------

Net working capital at June 30, 2001 and December 31, 2000 was $101.8 million and $84.2 million, respectively.

Cash flow from our operations during the first half of 2001 was sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generating Station due July 2, 2001. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter.

We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of June 30, 2001 and 2000, we had recorded $2.5 million and $2.1 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $24.1 million as of June 30, 2001.

At March 9, 2001, our $20 million dollar Credit Suisse First Boston working capital credit facility was terminated. In April 2001, we entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility.

Investing Activities

During the first six months of 2001, we incurred approximately $9.5 million in capital expenditures. These expenditures were primarily for the installation of a selective catalytic reduction system at the Cayuga Generating Station and other necessary expenditures under our life extension program. We have budgeted capital expenditures to be $18.2 million in 2001, $10.4 million in 2002, $4.4 million in 2003, $3.5 million for 2004 and a total of $335 million for the remaining years through 2032. These amounts include approximately $11.2 million to install a selective catalytic reduction system to reduce NOX emissions at the Cayuga Generating Station during a scheduled outage in 2001. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

New Accounting Pronouncements

On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended, established new accounting and reporting standards for derivative instruments and hedging activities. As of June 30, 2001, we have recorded $15.6 million of derivative assets in other assets and $8.7 million of derivative liabilities in other liabilities. Although most of the our financial instruments qualify for hedge accounting which permits changes in the value of the financial instruments to offset the related changes in the hedged item, the adoption of SFAS No. 133 will result in more variation to our results of operations. SFAS No. 133 did not have a significant impact on our results of operations for the six months ended June 30, 2001.


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

                                   Signatures

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

                                    AES EASTERN ENERGY, L.P.
                                    By:  AES NY, L.L.C., as General Partner



                                    By:/s/ Daniel J. Rothaupt
                                       --------------------------------
                                       Daniel J. Rothaupt
                                       President



                                    By:/s/ Amy Conley
                                       ---------------------------------
                                       Amy Conley
                                       Vice President
                                       (principal financial officer)


Date:  August 10, 2001