Form 10-Q
period 2001-09-30
AES EASTERN ENERGY LP
filed 2001-11-14
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the quarterly period ended September 30, 2001

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

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

   Consolidated Statements of Income for the three months ended
     September 30, 2001 and September 30, 2000..............................   3
   Consolidated Statements of Income for the nine months ended
     September 30, 2001 and September 30, 2000..............................   4
   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000. 5 Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2001 and September 30, 2000..............................   6
   Statement of Changes in Partners' Capital for the nine months ended
     September 30, 2001.....................................................   7
   Notes to Condensed Consolidated Financial Statements.....................   8

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000
   Notes to Condensed Consolidated Balance Sheets...........................  12

* The condensed consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.  Discussion and Analysis of Results of Operations and
         Financial Condition
         (a)  Results of Operations.........................................  17
         (b)  Liquidity and Capital Resources...............................  17




                                     PART II

Item 1.  Legal Proceedings..................................................  20
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits......................................................  20
         (b)  Reports on Form 8-K...........................................  20



Signature...................................................................  21

     PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                            AES Eastern Energy, L.P.
                   Condensed Consolidated Statements of Income

Three months ended September 30,                       2001          2000
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                             $95,500        $86,571
  Capacity                                             6,449          7,957
  Transmission congestion contract                   (13,724)           -
  Other                                                  432          2,691
                                                    ---------       --------
     Total operating revenues                         88,657         97,219

Operating Expenses
  Fuel                                                36,566         35,042
  Operations and maintenance                           4,692          4,496
  General and administrative                          13,658         14,489
  Depreciation and amortization                        8,658          7,789
                                                    ---------       --------
     Total Operating Expenses                         63,574         61,816
                                                    ---------       --------

Operating Income                                      25,083         35,403

Other Income/(Expense)

  Interest expense                                   (14,386)       (11,784)
  Interest income                                        805            933
  Gain on derivative valuation                           320          -
                                                     --------       --------
Net Income                                           $11,822         $24,552
                                                    =========       ========





The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                   Condensed Consolidated Statements of Income

Nine months ended September 30,                        2001          2000
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                            $270,771       $239,432
  Capacity                                            20,985         23,659
  Transmission congestion contract                   (26,168)          -
  Other                                                4,155          3,837
                                                    ---------       --------
     Total operating revenues                        269,743        266,928

Operating Expenses
  Fuel                                               101,630         94,756
  Operations and maintenance                          15,940         12,903
  General and administrative                          40,441         42,290
  Depreciation and amortization                       24,964         23,647
                                                    ---------       --------
     Total Operating Expenses                        182,975        173,596
                                                    ---------       --------

Operating Income                                      86,768         93,332

Other Income/(Expense)

  Interest expense                                   (44,009)       (42,782)
  Interest income                                      3,025          2,022
  Gain on derivative valuation                            87           -
                                                     --------       --------

Net Income                                           $45,871        $52,572
                                                    =========       ========





The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                      Condensed Consolidated Balance Sheets

                                                         Sept. 30,     Dec. 31,
                                                           2001          2000
                                                          --------     -------
ASSETS                                                         (Thousands)
Current Assets
  Restricted cash:
      Operating- cash and cash equivalents                 $ 4,260     $ 9,924
      Revenue Account                                       53,927      73,141
  Accounts receivable - trade                               29,723      33,799
  Accounts receivable - affiliates                             865         571
  Accounts receivable - other                                4,807       2,170
  Inventory                                                 23,326      23,308
  Prepaid expenses                                          11,486       6,152
                                                        ----------  ----------
      Total Current Assets                                 128,394     149,065
                                                        ----------  ----------
Property, Plant, Equipment and Related Assets
  Land                                                       6,884       6,877
  Electric generation assets (net of accumulated
    depreciation of $56,079 and $36,749)                   736,954     740,909
  Other intangible assets (net of accumulated
    amortization of $17,909 and $12,273)                   227,998     232,480
                                                        ----------  ----------
      Total property, plant, equipment and
           related assets                                  971,836     980,266
                                                        ----------   ---------
Other Assets
  Derivative valuation                                      12,805        -
  Transmission congestion contract                            -         24,851
  Rent reserve account                                      31,243      30,978
                                                        ----------  ----------
      Total Assets                                      $1,144,278  $1,185,160
                                                        ==========  ==========
LIABILITIES
Current Liabilities
  Accounts payable                                         $ 2,333     $ 1,432
  Lease financing - current                                  6,223       1,813
  Environmental remediation                                    750       1,000
  Accrued interest expense                                  14,235      29,472
  Due to The AES Corporation                                 6,237       8,604
  Other accrued expenses                                    28,656      17,524
  Other liabilities and accrued expenses                     4,468       5,020
                                                        ----------  ----------
    Total Current Liabilities                               62,902      64,865
                                                        ----------  ----------
Long-term liabilities
  Lease financing - long term                              639,326     645,549
  Environmental remediation                                 11,386      11,240
  Defined benefit plan obligation                           17,250      18,781
  Derivative valuation Liability                            10,028        -
  Transmission congestion contract                           1,357        -
  Other liabilities                                            838       3,267
                                                         ---------  ----------
    Total Long-term Liabilities                            680,185     678,837
                                                         ---------  ----------
    Total Liabilities                                      743,087     743,702

Commitments and Contingencies (Note 2)

PARTNERS' CAPITAL                                          401,191     441,458
                                                        ----------  ----------
Total Liabilities and Partners' Capital                 $1,144,278  $1,185,160
                                                        ==========  ==========





The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                 Condensed Consolidated Statements of Cash Flows

                                                       Nine months     Nine months
                                                          ended           ended
                                                      Sept. 30, 2001   Sept. 30, 2000
                                                      --------------   --------------
                                                                (Thousands)
Operating Activities
 Net income                                               $45,871          $52,572
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                           24,966           23,647
   Interest income accrued in the rent reserve account       (265)          (1,077)
   Transmission congestion contract loss                   26,168             -
   Net cash payments from transmission contract                40             -
   Gain on derivative valuation                               (87)            -
   Net deferred benefit plan cost                          (1,531)            -

Changes in current assets and liabilities
   Accounts receivable                                      1,145           (8,984)
   Prepaid expenses                                        (5,334)             141
   Inventory                                                  (18)           1,186
   Accounts payable                                           901            2,212
   Accrued interest expense                               (15,237)         (27,977)
   Due to The AES Corporation                              (2,367)           3,007
   Other accrued expenses                                  11,132               60
   Other liabilities                                       (3,085)           2,733
                                                          --------         --------
    Net Cash Provided by Operating Activities              82,299           47,520
                                                          --------         --------
Investing Activities
 Payments for capital additions                           (15,382)          (7,042)
 Decrease(increase)in restricted cash                      24,878           (5,478)
                                                          --------         --------
    Net Cash Provided by (Used In) Investing Activities     9,496          (12,520)
                                                          --------         --------
Financing Activities

 Payments for Deferred financing                           (1,154)            -
 Principal payments on lease obligations                   (1,813)            -
 Additional paid in capital contributed from parent         9,372             -
 Dividends paid                                           (98,200)         (35,000)
                                                          --------         --------
    Net Cash Used in Financing Activities                 (91,795)         (35,000)
                                                          --------         --------

Net Change in Cash and Cash Equivalents                       -               -
Cash and Cash Equivalents, Beginning of Period                -               -
                                                          --------         --------
Cash and Cash Equivalents, End of Period                      -               -
                                                          ========         ========




Supplemental Disclosures of Cash Flow Information:

 Interest paid                                            $59,246         $70,759
                                                         =========      ==========






The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
             Consolidated Statement of Changes in Partners' Capital

                                                          Nine months ended September 30, 2001
                                                                         (Thousands)

                                                                 General  Limited
                                                                 Partner  Partner  Total
                                                                 -------  -------  --------
Balance, December 31, 2000                                       $4,414   $437,044  $441,458
Additional paid in capital                                           94      9,278     9,372
Net income                                                          459     45,412    45,871
Distributions paid                                                 (982)   (97,218)  (98,200)
Accumulated other comprehensive income                               27      2,663     2,690
                                                                 -------  --------- ---------
Balance, September 30, 2001                                      $4,012   $397,179  $401,191
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


Note 2.  Commitments and Contingencies

Coal Purchases - In connection with the acquisition of the Partnership's four coal - fired electric generating stations (the Plants), the Partnership assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on another lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the current commitment for 2003 is two lots plus 50% of the estimated coal usage for the Cayuga Plant. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, the Partnership would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of September 30, 2001, the remaining liability was approximately $4.1 million.

Based on the commitments for 2002 and 2003, the Partnership has expected coal purchases ranging between $32.6 and $38.8 million and between $20.7 and $24.7 million, respectively.

As of September 30, 2001, the remaining anticipated coal purchases for the year ending December 31, 2001 were between $10.0 and $11.5 million.


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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded a loss of approximately $26.2 million in the first nine months of 2001 related to this contract (see
Note 3).

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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2000 and are also expected to have a surplus of NOX allowances in 2001. The Plants were self-sufficient with respect to SO2 allowances in 2000, and it is expected that the Plants will be self-sufficient for 2001.

On October 16, 2001 AES Greenidge was awarded a Federal Clean Coal Grant that will fund 50% of the capital costs and 30% of the operations and maintenance costs for backend technology. This technology will include a single bed, in-duct Selective Catalytic Reduction (SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber (CDS) for SO2, Mercury and Acid Gas removal. AES Greenidge's share of the costs for the 54 month project will be approximately $9.8 million.

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

The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the nine months ended September 30, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the nine months ended September 30, 2001.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $5.9 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the nine months ended September 30, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                      $66.3
         Reclassified to earnings                                       (6.0)
         Change in fair value                                          (57.6)
                                                                       ------
         Balance, September 30, 2001                                   $ 2.7
                                                                       ======


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

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of to be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The Partnership believes that the initial adoption of the provision of SFAS No. 144 will not have any material impact on its financial position or results of operations.

Note 4.  Credit Facility

At March 9, 2001, the Partnership's $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, the Partnership entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. The Partnership can borrow up to $35 million for working capital purposes under this facility. In addition, the Partnership can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed there has been one draw for $7 million on July 13, 2001 at an interest rate of 8.125%. The draw was repaid on July 31, 2001.

Note 5.  Reclassifications

Certain 2000 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2001 presentation.

                                 AES NY, L.L.C.
                      Condensed Consolidated Balance Sheets

                                                        Sept. 30,2001      Dec. 31, 2000
                                                        -------------      -------------
                                                                    (Thousands)
ASSETS
Current Assets
  Restricted cash:
      Operating - cash and cash equivalents                $5,508            $12,207
      Revenue account                                      53,927             73,141
  Accounts receivable - trade                              29,893             34,976
  Accounts receivable - affiliates                          3,801              2,651
  Accounts receivable - other                               5,191              2,430
  Inventory                                                24,027             25,151
  Prepaid expenses                                         11,601              6,244
                                                        ----------         ----------
      Total Current Assets                                133,948            156,800

Property, Plant, Equipment and Related Assets
  Land                                                      7,334              7,327
  Electric generation assets(net of accumulated
     depreciation of $59,968 and $39,390)                 738,221            743,029
  Other intangible assets  (net of accumulated
  amortization of $17,909 and $12,273)                    227,998            232,480
                                                        ----------         ----------
      Total property, plant, equipment
           and related assets                             973,553            982,836

Other Assets
  Derivative valuation asset                               12,805               -
  Transmission congestion contract                           -                24,851
  Rent reserve account                                     31,243             30,978
                                                       -----------        -----------
      Total Assets                                     $1,151,549         $1,195,465
                                                       ===========       ============
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
  Accounts payable                                     $    2,412             $1,457
  Lease financing - Current                                 6,223              1,813
  Environmental remediation                                 1,500              2,000
  Accrued interest expense                                 14,235             29,472
  Due to The AES Corporation                                6,466              8,746
  Other accrued expenses                                   27,077             18,912
  Other liabilities and accrued expenses                    4,468              5,020
                                                         ----------         ----------
    Total Current Liabilities                              64,381             67,420

Long-term liabilities
  Derivative valuation liability                           10,028               -
  Lease financing - long-term                             639,326            645,549
  Environmental remediation                                13,163             12,801
  Transmission Congestion contract                          1,357
  Defined benefit plan obligation                          17,032             18,592
  Other liabilities                                           838              3,267
                                                        ----------         ----------
    Total Long-term Liabilities                           681,744            680,209
                                                        ----------         ----------
    Total Liabilities                                     746,125            747,629

Commitments and Contingencies (Note 3)

Minority Interest                                         398,707            443,358
Member's Equity                                             4,027              4,478
Accumulated other comprehensive income                      2,690               -
                                                       -----------        ----------
Total Liabilities and Member's Equity                  $1,151,549         $1,195,465
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

Note 3.  Commitments and Contingencies

Coal Purchases - In connection with the acquisition by AEE of its four coal-fired electric generating stations (the AEE Plants), AEE assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the AEE Somerset and Cayuga plants. Each year either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on another lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the current commitment for 2003 is two lots plus 50% of the estimated coal usage for Cayuga. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, AEE would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. As of September 30, 2001, the remaining liability was approximately $4.1 million.

Based on the commitments for 2002 and 2003, AEE has expected coal purchases ranging between $32.6 and $38.8 million and between $20.7 and $24.7 million, respectively.

As of September 30, 2001, the remaining anticipated coal purchases for the year ending December 31, 2001 was between $10.0 and $11.5 million.

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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No.133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded a loss of approximately $26.2 million in the first nine months of 2001 related to this contract.


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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The AEE Plants and the ACR Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The six Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The six Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2000 and are also expected to have a surplus of NOX allowances in 2001. The Plants were self- sufficient with respect to SO2 allowances in 2000, and it is expected that the Plants will be self-sufficient for 2001.

On October 16, 2001 AES Greenidge was awarded a Federal Clean Coal Grant that will fund 50% of the capital costs for backend technology and 30% of the operations and maintenance costs for a test and demonstration period. This technology will include a single bed, in-duct Selective Catalytic Reduction
(SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber
(CDS) for SO2, Mercury and Acid Gas removal. AES Greenidge's share of the costs for the 54 month project will be approximately $9.8 million.

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

The latest part of the consent order is being implemented during the fall of 2001. This part consists of covering the site and commencing the long term monitoring of the site per the Closure Plan. AEE2, L.L.C., a subsidiary of AEE will contribute one-half of the costs to close the landfill, which are anticipated to be approximately $1.5 million, as well as one-half of the additional costs for long term groundwater monitoring. While the actual closure costs may exceed the $1.5 million, which is included in the environmental remediation liability, management does not expect any added closure costs to be material.

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

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the nine months ended September 30, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the nine months ended September 30, 2001.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $5.9 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the nine months ended September 30, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                      $66.3
         Reclassified to earnings                                       (6.0)
         Change in fair value                                          (57.6)
                                                                       ------
         Balance, September 30, 2001                                    $2.7
                                                                       ======

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The Company believes that the initial adoption of provisions of SFAS No. 144 will not have any material impact on its financial position or results of operations.

Note 5.  Credit Facility

At March 9, 2001, AEE's $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, AEE entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. AEE can borrow up to $35 million for working capital purposes under this facility. In addition, AEE can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed there has been one draw for $7 million on July 13, 2001 at an interest rate of 8.125%. The draw was repaid on July 31, 2001.

Item 2. Discussion and analysis of results of operations and financial condition

Results of Operations for the three months ended September 30, 2001
--------------------------------------------------------------------
Energy Revenues for the three months ended September 30, 2001, were $95.5 million, compared to $86.6 million for the comparable period of the prior calendar year, an increase of 10.3%. The increase in Energy Revenues is primarily due to higher market prices and higher operating levels. Capacity Revenues for the three months ended September 30, 2001, were $6.4 million, compared to $8.0 million for the comparable period of the prior calendar year, a decrease of 20.0%. The decrease in capacity revenue is primarily due to the expiration of a long term capacity contract in April 2001. Capacity sales on the open market for the remainder of the 2001 period were at lower rates. Transmission Congestion Contract Losses for the three months ended September 30, 2001 were $13.7 million. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and the more populated areas in eastern New York. The Transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses for the three months ended September 30, 2001, were $63.6 million, compared to $61.8 million for the comparable period of the prior calendar year, an increase of 2.9%. The increase in Operating Expenses is primarily due to higher operating levels, which necessitated greater coal usage, greater coal purchases on the spot market and higher operating and maintenance expenditures.

Other Income/Expenses for the three months ended September 30, 2001 were net expenses of $13.3 million, compared to net expenses of $10.9 million for the comparable period of the prior calendar year, an increase of 22.0%.

Results of Operations for the nine months ended September 30, 2001
-------------------------------------------------------------------

Energy Revenues for the nine months ended September 30, 2001, were $270.8 million, compared to $239.4 million for the comparable period of the prior calendar year, an increase of 13.1%. The increase in Energy Revenues is primarily due to higher market prices and higher operating levels. Capacity Revenues for the nine months ended September 30, 2001, were $21.0 million, compared to $23.7 million for the comparable period of the prior calendar year, a decrease of 11.4%. The decrease in capacity revenue is primarily due to the expiration of a long term capacity contract in April 2001. Capacity sales on the open market for the remainder of the 2001 period were at lower rates. Transmission Congestion Contract Losses for the nine months ended September 30, 2001 were $26.2 million. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and the more populated areas in eastern New York. The Transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses for the nine months ended September 30, 2001, were $183.0 million, compared to $173.6 million for the comparable period of the prior calendar year, an increase of 5.4%. The increase in Operating Expenses is primarily due to higher operating levels, which necessitated greater coal usage, greater coal purchases on the spot market and higher operating and maintenance expenditures.

Other Income/Expenses for the nine months ended September 30, 2001 were net expenses of $40.9 million, compared to net expenses of $40.8 million for the comparable period of the prior calendar year, an increase of 0.2%.


Liquidity and Capital Resources
----------------------------------

Net working capital at September 30, 2001 and December 31, 2000 was $65.5 million and $84.2 million, respectively.

Cash flow from our operations during the first half of 2001 was sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generating Station due July 2, 2001. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter.

We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of September 30, 2001 and 2000, we had recorded $3.6 million and $3.7 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $23.7 million as of September 30, 2001.

At March 9, 2001, our $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, we entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed there has been one draw for $7 million on July 13, 2001 at an interest rate of 8.125%. The draw was repaid on July 31, 2001.

Investing Activities

During the first nine months of 2001, we incurred approximately $15.3 million in capital expenditures. These expenditures were primarily for the installation of a selective catalytic reduction system at the Cayuga Generating Station and other necessary expenditures under our life extension program. We have budgeted capital expenditures to be $18.2 million in 2001, $12.3 million in 2002, $15.0 million in 2003, $10.0 million for 2004 and a total of $335 million for the remaining years through 2032. These amounts include approximately $11.4 million to install a selective catalytic reduction system to reduce NOX emissions at the Cayuga Generating Station. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

On October 16, 2001 AES Greenidge was awarded a Federal Clean Coal Grant that will fund 50% of the capital costs for backend technology and 30% of the operations and maintenance costs for a test and demonstration period. This technology will include a single bed, in-duct Selective Catalytic Reduction
(SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber
(CDS) for SO2, Mercury and Acid Gas removal. AES Greenidge's share of the costs for the 54 month project will be approximately $9.8 million.

New Accounting Pronouncements

On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended, established new accounting and reporting standards for derivative instruments and hedging activities. As of September 30, 2001, we have recorded $12.8 million of derivative assets in other assets and $10.0 million of derivative liabilities in other liabilities. Although most of the our financial instruments qualify for hedge accounting which permits changes in the value of the financial instruments to offset the related changes in the hedged item, the adoption of SFAS No. 133 will result in more variation to our results of operations.


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

Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of a dividend to AES NY, LLC. On January 11, 2001 and March July 12, 2001, we made a dividend payments of $32.5 million and $65.7 million, respectively.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       See Note 3 to our Condensed Consolidated Financial Statements in Part I.


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

       10.19 Amended and Restated Deposit and Disbursement Agreement among AEE, Union Bank of California, N.A., as Agent under the Working Capital Facility, as Working Capital Provider, and Bankers Trust Company, as Depositary Agent, et al., dated as of April 10, 2001.

       10.20             [Reserved]

       10.23a Second Amendment to Kintigh A-1 Participation Agreement and Appendix A dated as of April 10, 2001

       10.23b Schedule identifying substantially identical agreements to Second Amendment constituting Exhibit 10.23a hereto

       10.24a Second Amendment to Milliken A-1 Participation Agreement and Appendix A dated as of April 10, 2001

       10.24b Schedule identifying substantially identical agreements to Second Amendment constituting Exhibit 10.24a hereto

       10.25a $35,000,000 Credit Agreement dated as of April 10, 2001 among AEE and Union Bank of California, N.A., as Agent

       10.25b Amendment No. 1 and Waiver dated as of August 31, 2001 to $35,000,000 Credit Agreement dated as of April 10, 2001 among AEE and Union Bank of California, N.A., as Agent


 (b)  Reports on Form 8-K

      None

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AES EASTERN ENERGY, L.P.
                                    By:  AES NY, L.L.C., as General Partner



                                    By:/s/ Daniel J. Rothaupt
                                       ---------------------------------
                                       Daniel J. Rothaupt
                                       President



                                    By:/s/ Amy Conley
                                       ---------------------------------
                                       Amy Conley
                                       Vice President
                                       (principal financial officer)




Date:  November 14, 2001