Form 10-K
period 2001-12-31
AES EASTERN ENERGY LP
filed 2002-03-29
CIK 1093799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

         New York State Electric & Gas Corporation and its affiliate NGE Generation, Inc. (whom we refer to collectively as "NYSEG") sold these six electricity generating stations and related assets as part of NYSEG's overall plan to divest itself of its coal-fired electricity generating assets. On May 14, 1999, twelve special purpose business trusts formed by three institutional investors that are not affiliated with us or with The AES Corporation acquired from NYSEG and leased to us the assets constituting the Somerset Generating Station ("Somerset")(formerly known as the Kintigh Generating Station) and the Cayuga Generating Station ("Cayuga")(formerly known as the Milliken Generating Station), excluding the real property on which they are located. On that date, we acquired from NYSEG the real property on which Somerset and Cayuga are located and two additional coal-fired electricity generating stations, the Westover Generating Station ("Westover")(formerly known as the Goudey Generating Station) and the Greenidge Generating Station ("Greenidge")(together with the real property upon which they are located). We leased a portion of the real property on which Somerset and Cayuga are located and a selective catalytic reduction system ("SCR"), which reduces emissions of nitrogen oxides, that was then being installed at Somerset to the special purpose business trusts, which subleased them back to us. As part of the transaction, AES NY3,L.L.C., an indirect wholly owned subsidiary of The AES Corporation that we do not control, acquired the stock of the Somerset Railroad Corporation, which owns short line railroad assets used to transport coal to Somerset. Somerset Railroad entered into a coal hauling agreement with us to transport coal. AES Creative Resources, L.P., an indirect wholly owned subsidiary of The AES Corporation that we do not control, acquired the balance of the assets that were purchased from NYSEG, consisting of two older, coal-fired electricity generating stations, the Jennison Generating Station and the Hickling Generating Station.

         We operate our electricity generating stations through our wholly owned subsidiaries. Westover and Greenidge are owned by our wholly owned subsidiary, AEE2, L.L.C. Our other subsidiaries do not own any of our electricity generating stations but operate them pursuant to operations and maintenance agreements with us.

         The agreements governing the leases of Somerset and Cayuga and our working capital credit facility impose severe restrictions on our ability to make distributions of cash or other assets to our owners and on the ability of our owners to withdraw cash or other assets from us. These restrictions are intended to assure that we have paid all of our operating and maintenance expenses and all of our obligations under our leases and under our working capital credit facility before any assets are distributed to or withdrawn by our owners. We may make a distribution to our owners on or within ten business days after a rent payment date for the Somerset and Cayuga leases so long as the following conditions are satisfied:

         (1) all rent under the leases for Somerset and Cayuga including deferrable payments, must have been paid to date;

         (2) amounts on deposit or deemed on deposit in the rent reserve account and the additional liquidity account established in connection with the pass through trust certificates issued to finance the acquisition of Somerset and Cayuga must be equal to or greater than the rent reserve account required balance or the additional liquidity required balance, as applicable;

         (3) no lease material default, lease event of default or event of default under any permitted indebtedness shall have occurred and be then continuing;

         (4) no amounts may be outstanding under the working capital credit facility;

         (5) we have no indemnity currently due and payable under specified provisions of the participation agreements relating to the Somerset and Cayuga leases or any other operative document or any obligation to fund the indemnity accounts (as defined in the leases) under the leases;

         (6) the coverage ratios for each of the two semiannual rent payment periods immediately preceding the rent payment date (based on actual operating history) must be equal to or greater than the required coverage ratio and the pro forma coverage ratios for each of the four semiannual periods immediately succeeding this rent payment date must be equal to or greater than the required coverage ratio;

         (7) with respect to the Somerset Railroad credit facility or any replacement facility, no event of default shall have occurred and be then continuing under the facilities and the remaining term of the Somerset Railroad credit facility or any replacement facility shall not be less than 30 days.

         On February 19, 2002, The AES Corporation announced that it intends to reposition itself in the electric business by fully contracting or divesting its merchant generation businesses. The AES Corporation said that it made this decision to reduce earnings volatility and strengthen its balance sheet. We are one of the merchant generating businesses. Our business could be fully contracted if we were to sign one or more long-term power sales agreements for the output of our electricity generating stations. As of the date of this Annual Report on Form 10-K, no specific proposal to fully contract or divest our operations is under consideration. We are adopting a policy of not commenting on proposed transactions and we disclaim any obligation to provide information with respect to proposed transactions until a definitive agreement has been reached.

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

         o Operation of our electricity generating stations might be disrupted by: interruptions in fuel supply; disruptions in electrical transmission; facility shutdown due to breakdowns or failures of equipment or processes, violations of permit requirements, operator error or terrorist activity or other catastrophic events; or labor disputes.

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

         o An increase in the real price of coal may negatively affect our operating results.

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

         o We are controlled by The AES Corporation and The AES Corporation may pursue its own interests to the detriment of our creditors and holders of pass through trust certificates issued to finance the acquisition of Somerset and Cayuga.

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


         The AES Corporation

         The AES Corporation, was incorporated under the laws of Delaware in 1981 and is headquartered in Arlington, Virginia. The AES Corporation is a leading global power company. Its mission is to help serve the world's need for electricity. The AES Corporation is dedicated to providing electricity worldwide in a socially responsible way.

         The AES Corporation is a leading global power company comprised of competitive generation, distribution, and retail supply businesses in Argentina, Australia, Bangladesh, Brazil, Canada, China, Dominican Republic, El Salvador, Georgia, Hungary, Kazakhstan, the Netherlands, Mexico, Pakistan, Panama, the United Kingdom, the United States, and Venezuela.

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

         The AES Corporation and its affiliates, other than our company, will not be liable for any of our obligations, including our obligations under the leases for Somerset and Cayuga. The AES Corporation and its affiliates also will not be liable for any obligations under the pass through trust certificates issued to finance the acquisition of Somerset and Cayuga or the secured lease obligation notes issued by the special purpose business trusts that own those electricity generating stations.

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

         In July 2001, the Federal Energy Regulatory Commission directed the New York ISO and adjacent power market operators to engage in a 45-day mediation process to form one regional transmission organization for the northeastern region. The participants released a business plan on September 17, 2001. On January 28, 2002 the New York ISO and ISO New England entered into an agreement to develop a plan to establish a common market design for a regional transmission organization. We cannot predict if or when these initiatives will actually result in the creation of a regional transmission organization or what effect the creation of such an organization might have on the markets in which we do business.

         The New York power market is interconnected with ISO New England to the northeast, Hydro Quebec and Ontario Hydro to the north, and PJM
(Pennsylvania-New Jersey-Maryland) Interconnection to the south.

         The transmission of electricity between states and between regions within New York State is constrained by physical limits on transmission capacity and limits on the amount of electricity that may be imported into a power pool imposed by power pools to enhance reliability. Therefore, the purchasers of generating assets in any given region have a competitive advantage in that region over generators not in the region. There is an existing natural market for the installed capacity and the electric energy of our electricity generating stations in Western New York, which includes the retail service territories of NYSEG, Niagara Mohawk Power Corporation and Rochester Gas & Electric Corporation. The existing transmission infrastructure also permits us to access neighboring markets. However, our ability to sell electric energy into neighboring markets is limited by constraints imposed by transmission capacity limitations and limits on imported electricity imposed by power pools in those markets for reliability considerations. Until April 30, 2008, our ability to sell electric energy into neighboring markets is also limited because we are required to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day because we have entered into bilateral contracts for the sale of a substantial portion of our unforced capacity to load serving entities, i.e., an entity selling electric energy to consumers of electric energy, including regulated distribution utilities, municipalities and energy supply companies, in New York.

         At the time we acquired our electricity generating stations, we entered into a two-year agreement for energy marketing services with Merchant Energy Group of the Americas, Inc. ("MEGA"), then an Annapolis, Maryland-based subsidiary of Gener S.A. MEGA has since been sold by Gener S.A., which is now a wholly owned subsidiary of The AES Corporation. MEGA was responsible for marketing our electric energy, installed capacity and ancillary services in the deregulated New York power market. The marketing agreement between us and MEGA was terminated effective November 26, 2000. We have paid MEGA $1.6 million and made the first of an additional four payments of $225,000 each from 2002 to 2005 as part of the termination of our agreement with MEGA.

         We entered into an arrangement with AES Odyssey, L.L.C. ("Odyssey"), a direct wholly-owned subsidiary of The AES Corporation. This agreement commenced on November 27, 2000 and is for a term of three years. Odyssey provides data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month. Odyssey acts as agent on behalf of us in the over-the-counter and New York ISO markets.

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

         Odyssey maintains a transaction management system to manage day-ahead commitments with the New York ISO and swap and physical values with counter-parties and to provide daily financial reporting and end of day budget variance, forward mark-to-market and commercially accepted risk analysis.

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

         Unforced Capacity Market. A market in which electricity generators can sell commitments of their unforced generating capacity has been established to ensure there is enough generation capacity available to produce sufficient electric energy to meet retail demand and ancillary service requirements. Any load serving entity is required to procure capacity commitments sufficient to meet its capacity requirements based on its forecasted annual electric energy requirements at times of maximum usage plus a reserve requirement. Initially, each load serving entity is required to purchase unforced capacity commitments equal to 118% of its forecasted annual maximum usage (which translates into a 22% control area reserve margin). The load serving entity can secure these capacity commitments through a bilateral contract or through unforced capacity auctions. Any capacity commitment which is not procured locally needs to satisfy the requirement that, as an import, it does not violate transmission constraints. Starting with the 2001 - 2002 Winter Capability Period, the ISO implemented a revised capacity market design in the New York control area that employs unforced capacity as the measure of the capacity of a generator rather than the old measure of installed capacity. Unforced capacity factors in the probability that a generator will be available to serve load. Unforced capacity is the demonstrated maximum output of a generator(installed capacity) with a formula applied that takes into account a generator's forced outage rate over a defined period of time.

         Suppliers of unforced capacity are not required to supply the associated electric energy to the load serving entity with whom they have a contract to provide unforced capacity. For reliability reasons, the New York ISO requires that electricity generators that sell unforced capacity into New York must make their electric energy available in the event of a system emergency. This prevents generators from entering into firm contracts to sell electric energy into one market and unforced capacity into another. If the unforced capacity supplier's offer in the electric energy market for delivery on the following day is not accepted, the unforced capacity supplier, for the next day, will be free either to offer to sell its electric energy in the market for delivery on an immediate basis or to sell electric energy to any customer, including out-of-state customers.

         AES NY, L.L.C. and New York State Electric & Gas Corporation entered into a New York Transition Agreement, dated as of August 3, 1998, to ease the transition of New York State Electric & Gas Corporation's native load customers' installed capacity requirements. Under this agreement, New York State Electric & Gas Corporation agreed to purchase, and AES NY, L.L.C. agreed to sell, installed capacity in the amount of 1,424MW (which is the aggregate capacity of all of the generating assets included in the assets acquired from NYSEG) for the term of the agreement. AES NY, L.L.C. assigned this agreement to us insofar as it related to our electricity generating stations. The parties performance under the agreement commenced on May 14, 1999 and terminated on April 30, 2001. Since this agreement terminated, we have entered into bilateral contracts with a number of parties for the substantial portion of our unforced capacity through April 30, 2008.

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

         Interconnection. Western and central New York are relatively unattractive markets for the transmission of imported power due to the low generation costs of existing facilities and low on-peak electric energy prices relative to the area's adjacent markets, ISO New England, PJM (Pennsylvania-New Jersey-Maryland) Interconnection and eastern New York. On the export side, ISO New England and PJM Interconnection forecast higher demand growth for their markets. Furthermore, the existing transmission infrastructure permits us to access these neighboring markets, subject to constraints imposed by capacity limitations and reliability considerations and subject to our obligation to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day to the extent that we have sold our installed capacity to a load serving entity in New York in accordance with the rules of the New York ISO.

         Fuel Supply

         Our electricity generating stations are located in close proximity to important coal producers. In addition, both Somerset and Cayuga are equipped with flue gas desulfurization("FGD") systems allow the plant to burn less expensive medium- and high-sulfur coal while staying within sulfur dioxide ("SO2") emission regulation requirements.

         Coal mines in the Pittsburgh Seam coal formation near our electricity generating stations include some of the lowest cost coal supply sources producing at volume. Although more expensive low-sulfur coals are available for units without FGD systems, the high sulfur content of the coals from the Pittsburgh Seam have historically made coal-fired generating stations equipped with FGD systems the primary market for Pittsburgh Seam producers. Since both Somerset and Cayuga have installed FGD systems and are capable of burning higher sulfur coals, we expect to maintain a fuel cost advantage over competitors without FGD systems.

         Approximately 66% of Somerset's and approximately 50% of Cayuga's coal requirements are supplied under a contract with Consolidation Coal Company ("Consol"), under which Consol will provide coal at least through 2002. The agreement terminates on December 31, 2003 unless extended by the parties.

         Greenidge and Westover rely on shorter term contracts to purchase their medium-sulfur coal.

         The Electricity Generating Stations

         We believe that our two principal coal-fired electricity generating stations, Somerset and Cayuga, are operated currently at or near operating costs at which they can be run economically even at times of minimum demand for electric energy, and we expect them to be fully dispatched when available in the deregulated and competitive New York power market. As a means of further enhancing the competitive position of our electricity generating stations in the New York power market, we expect to use expertise gained by The AES Corporation as a major operator of coal-fired facilities on a worldwide basis. We also intend to make appropriate investments of capital to maintain our electricity generating stations. Somerset, Cayuga, Westover and Greenidge have an aggregate net generating capacity of 1,268MW.

         The Somerset Generating Station

         Somerset is the largest and newest of our electricity generating stations and is located northeast of Niagara Falls, alongside the southern shore of Lake Ontario near Barker, New York. There is a single operating unit, which began generating electricity in 1984. The maximum net generating capacity of Somerset is 675MW.

         Somerset currently operates at operating costs at which it can be run economically even at times of minimum demand for electric energy. Somerset also is capable of burning low cost medium- and high-sulfur coal as a result of being equipped with a FGD system and a selective catalytic reduction ("SCR") system. When Somerset is not being dispatched at maximum load, its periodic load can be varied to meet both system load demand and provide transmission system support and the plant can provide both operating reserves that are available immediately or on ten minutes notice.

         The Cayuga Generating Station

         Cayuga is located alongside the east shore of Cayuga Lake, near the town of Lansing, New York. There are two operating units at Cayuga, Unit 1 and Unit 2, which began generating electricity in 1955 and 1958, respectively. The maximum aggregate net generating capacity of the two units is 306MW. Cayuga Unit 1 currently has a net generating capacity of 150MW. Unit 2 currently has a net generating capacity of 156MW.

         Cayuga historically has been operated at operating costs at which it can be run economically even at times of minimum demand for electric energy. Cayuga also is capable of burning low cost medium- and high-sulfur coal as a result of being equipped with a FGD system. When Cayuga is not being dispatched at maximum load, its periodic load can be varied to meet both system load demand and provide transmission system support, and the plant can provide both operating reserves that are available immediately or on ten minutes notice. The plant is also equipped with Automatic Generation Controls enabling it to provide regulation and frequency support. During 2001, we installed a SCR system on Unit 1, which became operational on June 7, 2001.

         Westover Generating Station

         Westover is located alongside the Susquehanna River near Johnson City, New York, and began generating electricity in the early 1900's. Units 1 through 6 have been retired and physically removed. ___ Westover presently consists of two units, Unit 7 and Unit 8, with a combined maximum net generating capacity of 126MW.

         Westover is capable of providing both operating reserves that are available immediately or on ten minutes notice. The station is equipped with Automatic Generation Controls, which connect it to the New York ISO power control center and enable it to provide regulation, frequency support, and when directed by the ISO, voltage support.

         Greenidge Generating Station

         Greenidge is located on the west shore of Seneca Lake adjacent to the village of Dresden, New York, and began generating electricity in 1938. Units 1 and 2 have been retired and physically removed. Greenidge presently consists of two units, Unit 3 and Unit 4, with a combined maximum net generating capacity of 161MW.

         Greenidge is capable of providing both operating reserves available immediately and on ten minutes notice. The station is equipped with Automatic Generating Controls, which connect it to the New York ISO power control center and enable it to provide regulation, frequency support, and, when directed by the ISO, voltage support.

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

         State Regulation. In New York State, recent legislation has significantly deregulated the rate setting aspects of the industry. However, significant risks remain, including, but not limited to, the potential that the state deregulation initiatives are not implemented in the manner anticipated by us or that they could be reversed or nullified. We obtained authorization from the New York State Public Service Commission for the issuance of the pass through trust certificates and the incurrence of debt pursuant to the terminated working capital credit facility with Union Bank of California, N.A. In April 2001, we have received approval of our current working capital facility.

         Lease Transactions Filings and Approvals. As conditions to completion of the lease transactions relating to Somerset and Cayuga, we and the appropriate financial participants in the lease transactions were required to obtain certain approvals from FERC. We obtained all of our approvals, including authorization to sell wholesale electric energy under our market-based rate schedule and related waivers and blanket authorization. We believe that the special purpose business trusts have obtained all energy-related approvals required to be obtained by them. The special purpose business trusts have been included in the approval by FERC of the transfer of jurisdictional facilities and the acquisition and leaseback of FERC-jurisdictional facilities, and FERC has granted a disclaimer of jurisdiction over each of the institutional investors and the special purpose business trusts and the trustees of those trusts as public utilities under Part II or III of the Federal Power Act. The special purpose business trusts have received determinations from FERC that they are exempt wholesale generators. The special purpose business trusts obtained a no-action letter from the SEC staff that no enforcement action would be recommended against them under PUHCA if they proceeded with the lease transactions prior to obtaining exempt wholesale generation determinations from FERC.

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

         On February 14, 2002, the Bush Administration issued its multi-pollutant proposal called "Clear Skies". This proposal would regulate the emission of SO2, NOx and mercury. We have not determined the effect of the Clear Skies or the other pending regulation or legislation.

         Expenditures. Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements and other than the expenditures for the Somerset SCR system, including the construction of new landfill space to manage ash from SCR system operations, and the construction of a SCR system on Cayuga Unit 1, which became operational on June 7, 2001, and expenditures for possible installation of a SCR system on Cayuga Unit 2, the U.S. Department of Energy Power Plant Improvement project on Greenidge Unit 4 and the Westover Overfire Air Project, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our operations or our financial condition. See "Air Emissions--Nitrogen Oxides."

         Air Emissions

         The federal Clean Air Act and many state laws, including the laws of the State of New York, require significant reductions in utility SO2 and nitrogen oxides ("NOx") emissions that result from burning fossil fuels in order to reduce acid rain and ground-level ozone (smog).

         Sulfur Dioxide (SO2). SO2 emissions are regulated under Title IV of the federal Clean Air Act Amendments and by the New York Acid Deposition Control Act. One of the primary goals of Title IV of the Amendments was to reduce SO2 emissions by 10 million tons from 1980 levels. The SO2 emission reduction requirements generally apply to almost all fossil-fuel fired electric generating units producing electricity for sale. Power plants subject to Title IV are required to obtain acid rain permits, to hold sufficient emission allowances to cover their SO2 emissions, and to comply with various monitoring and record-keeping requirements. The federal SO2 requirements were implemented in two phases--Phase I applies to the 110 plants listed in section 404 of the Act and Phase II generally affects all other fossil-fuel fired electric generating plants selling over 25MW to the electricity distribution grid. Phase I of the federal Clean Air Act Amendments SO2 program went into effect January 1, 1995, with Cayuga Unit 1 and Unit 2 and Greenidge Unit 4 falling under the program. Phase II went into effect January 1, 2000 and affects all the units.

         FGD systems are operated at both Somerset and Cayuga to reduce total SO2 emissions from these plants to quantities substantially below the Title IV SO2 "allowance" allocations for the units at these plants. An allowance is a freely transferable right to emit one ton of a substance, in this case, SO2. The excess allowances are accumulated and can either be used for our other electricity generating stations or sold to provide liquidity to us. We may sell SO2 allowances rather than save them for Phase II of Title IV of the federal Clean Air Act Amendments. During Phase II, we may need to purchase SO2 allowances to cover SO2 emissions for Greenidge and Westover. Market prices for SO2 allowances currently range from $157 to $175 per ton. We were self sufficient with respect to SO2 allowances in 2001, however it is expected that we may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2002 assuming the units are operated at capacities similar to 2001. At current market prices, the cost could range from $1.7 million to $2.2 million to purchase sufficient SO2 allowances for 2002.

         On October 14, 1999, New York Governor Pataki announced a new initiative which directs the New York State Department of Environmental Conservation ("NYSDEC")to issue regulations requiring electric generators to reduce SO2 emissions by another 50% below Phase II standards. The NYSDEC issued proposed regulations in February 2002. The proposed regulations call for the new SO2 reduction regulations to be phased in starting on January 1, 2005 with implementation completed by January 1, 2008. If adopted, the proposed regulations will require further SO2 reductions at our electric generating stations and may necessitate that either additional SO2 emission controls be installed, lower sulfur coal be utilized or surplus SO2 allowances be purchased. We are not currently in a position to quantify the potential costs of complying with the proposed regulations; however, the costs of compliance could be substantial.

         In addition, we received an information request letter dated October 12, 1999 from the New York Attorney General which sought detailed operating and maintenance history for Westover and Greenidge. On January 13, 2000, we received a subpoena from the NYSDEC seeking similar operating and maintenance history for all four of our electricity generating stations. We have provided materials responding to the requests from the Attorney General and the NYSDEC. This information was sought in connection with the Attorney General's and the NYSDEC's investigations of several electric generation stations in New York which are suspected of undertaking modifications in the past (from as far back as 1977) without undergoing an air permitting review. Both the proposed regulations and the Attorney General's and the NYSDEC's investigations have the potential of triggering further emission reductions at our plants and possibly resulting in the necessity of installing additional emissions control equipment.

         On April 14, 2000 we received a request for information pursuant to
Section 114 of the Clean Air Act from the United States Environmental Protection Agency ("EPA") seeking detailed operating and maintenance history data for Cayuga and Somerset. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. We have provided the requested documentation and the EPA is currently evaluating the materials.

         By letter dated May 25, 2000, the NYSDEC issued a Notice of Violation
(NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at Greenidge and Westover related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the electricity generating stations by us. Pursuant to the Asset Purchase Agreement relating to the acquisition of the electricity generating stations from NYSEG, we agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the electricity generating stations. On September 12, 2000, we agreed with NYSEG that we will assume the defense of and responsibility for the NOV, subject to a reservation of our right to assert applicable exceptions to our contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC. We are unable to estimate the effect of this

NOV on our financial condition or results of future operations. It is possible that the NYSDEC NOV and other potential enforcement actions arising out of the Attorney General, NYSDEC, and EPA investigations may result in penalties and the potential requirement to install additional air pollution control equipment and could require us to make substantial expenditures.

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

         The Phase I regulations require facilities in New York State to implement NOx control requirements based on reasonably available control technology. Somerset, Cayuga, Greenidge and Westover operate under a common averaging plan, whereby the stations that emit well below the system-wide limit reduce the overall average for electricity generating stations that emit in excess of the system-wide limit.

         Implementation of the Phase II emission rules commenced on May 1, 1999. The Phase II NOx regulations set forth a NOx allowance allocation program which gives us 6,292 NOx emission allowances annually through 2002. Each allowance authorizes us to emit one ton of NOx during the ozone season (May 1 to September
30), beginning in 1999.

         To comply with the stricter emissions regulations beginning in 1999, we installed a SCR system at Somerset which became operational in June 1999. During 2001, we installed a SCR system on Unit 1 of Cayuga, which became operational on June 7, 2001.

         Somerset generated 2,633, 2,516 and 2,345 excess allowances in 2001, 2000 and 1999, respectively, and should continue to generate excess allowances in 2002. Cayuga accumulated approximately 600 excess allowances on Unit 1 during the 2001 ozone season. We expect that it will accumulate an equal number of excess allowances during the 2002 ozone season. A portion of our compliance strategy involves potential installation of additional NOx control technology at our electricity generating stations, and/or the selling/buying or trading of allowances. This includes trades between our electricity generating stations as needed to offset NOx emissions. During 2001, we were a net seller of NOx allowances.

         The current allowance allocations will allow each of our electricity generating stations to run at their planned capacity factors through 2003, when the more stringent Phase III NOX regulations are imposed. Since the final Phase III allowance allocations have not been made, it is difficult for us to predict the size of the allowance shortfall, if any, that may exist at that time. We may decide to install a second SCR system at Cayuga in order to continue operation of each of our electricity generating stations at full planned capacity factors during Phase III. We are also considering other compliance strategies and control technologies.

         New York Governor Pataki's October 14, 1999 initiative also directs the NYSDEC to issue regulations requiring electric generators to impose stringent NOx reduction requirements during the seven months not covered by the summertime ozone season. The NYSDEC issued proposed regulations in February 2002. The proposed regulations call for implementation the new NOx regulations to be in effect starting on October 1, 2004.

         If adopted, the proposed regulations have the potential to require further NOx emission reductions at our electricity generating stations and may necessitate the installation of additional emissions control equipment at certain stations. We are not currently in a position to quantify the potential costs of complying with the NOx requirements of the proposed regulations; however, the costs of compliance could be substantial.

         The capital cost of the Somerset SCR was $31 million. We expect that the system will operate for 20 years at which time we will need to replace the catalyst approximately every three years at an estimated cost of $4.5 million in 1999 dollars. The capital cost of the Cayuga SCR on Unit 1 was $11.2 million and it was operational on June 7, 2001. We expect that the system will operate for 20 years with catalyst replacement capital costs of $325,000 (in 2001 dollars) every four years.

         Our electricity generating stations have generally achieved continuous compliance with the current NOx reduction requirements with the exception of a one-time violation of the facility-wide NOx emission cap in May 1998. We believe that, under the Asset Purchase Agreement with NYSEG, any penalty assessed for that exceedence would be the responsibility of NGE Generation, Inc.

         On October 16, 2001 Greenidge was awarded a Federal Clean Coal Grant that will fund 50% of the capital costs and 30% of the operations and maintenance costs for backend technology. This technology will include a single bed, in-duct SCR unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber for SO2, mercury and acid gas removal. AES Greenidge L.L.C.'s share of the costs for the 54-month project will be approximately $9.8 million. Westover is also in the process of installing overfire air to control NOx.

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

         In January 2000, we received a draft consent order from the NYSDEC that alleges violations of the opacity emission limitations in the air permits for Cayuga, Westover, and Greenidge occurring since our electricity generating stations were purchased from NYSEG. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after May 14, 1999, the date of the acquisition. We expect to enter a final consent order with the NYSDEC in 2002. AES NY, L.L.C. also received notice from NYSEG that NYSEG has received a draft consent order from the NYSDEC seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.

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

         The Bush Administration has indicated that the United States will not implement the Kyoto Protocol. On February 14, 2002, President Bush announced his Global Climate Change Initiative which calls on U.S. industry to commit to voluntary greenhouse gas emission reductions and will directs the U.S. Department of Energy to implement an improved verifiability system for the existing voluntary emission reductions registry and the development of transferable credits for verifiable reductions.

         Water Issues

         The federal Clean Water Act prohibits the discharge of any pollutant (including heat), except in compliance with a discharge permit issued by the states or the federal Environmental Protection Agency for a term of no more than five years. There is potential uncertainty with permitting issues in the future, but much of the uncertainty on these issues is industry-wide because of new regulatory requirements for cooling water discharges under the National Pollutant Discharge Elimination System program. On February 28, 2002, EPA Administrator Whitman signed a proposed rule that would impose new requirements on cooling water intake systems for existing power plants. If promulgated, the regulations could require upgrades to the cooling water intake system at one or more of our electricity generating stations to meet technology-based standards that are intended to reduce the impact on aquatic life from impingement on intake structure screens and entrainment in the intake system. We are not currently in a position to quantify the potential costs of complying with the proposed rule; however, the costs could be substantial.

         Our electricity generating stations and their ash disposal sites have been designed and are operated to comply with strict water and wastewater compliance standards. Groundwater protection measures include coal pile liners at all stations, lined active ash disposal sites, no active fly ash settling ponds, and a network of groundwater monitoring wells. New York State has not only technology-based effluent limitations for surface water discharges, but is one of the first states in the nation to impose more restrictive limits on wastewater discharges to ensure that very protective water quality-based standards are maintained. Our electricity generating stations have numerous wastewater treatment facilities in order to ensure compliance with these restrictive discharge limits. In addition, Somerset normally operates in a zero process wastewater discharge mode, reusing wastewater for various plant processes. Similarly, the ash disposal sites must comply with both technology and water quality-based discharge limits. Where necessary, lime treatment is employed to remove metals from ash site wastewater prior to discharge.

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

         We have budgeted $9.8 million for the cost for environmental liabilities at our electricity generating stations (excluding closure and post-closure costs for the Weber and Lockwood ash disposal sites), based on estimates of environmental consultants retained by NYSEG and The AES Corporation. We have budgeted approximately $6 million for closure and post-closure (monitoring and maintenance) expenses for the Lockwood ash disposal site, based solely on amounts previously budgeted for these activities by NYSEG. AES Creative Resources, L.P. assumed responsibility for the Weber ash disposal site. Our subsidiary, AEE2, L.L.C., has contributed one-half of the closure costs for the Weber ash disposal site based on the amount of ash disposed at the site from Westover and Greenidge, which are owned by AEE2, L.L.C., compared to the amount disposed from the Hickling Generating Station("Hickling") and the Jennison Generating Station("Jennison"), which were acquired by AES Creative Resources, L.P.

         In October 1999, AES Creative Resources, L.P. entered into a consent order with the NYSDEC to resolve alleged violations of the water quality standards in the groundwater downgradient of the Weber ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000.

         The consent order also called for a site investigation, which was conducted and indicated that there is a possibility that some groundwater remediation at the site may be required. Further compliance with this order included a Closure Investigation Report which was submitted to the NYSDEC in the spring of 2000, and a Closure Plan which was submitted to the NYSDEC in January 2001.

         The Closure Plan was implemented in December 2001 when capping of the site was completed. Minor site maintenance will be required in the spring of 2002. AEE2, L.L.C. contributed one-half of the costs to close the landfill, which were approximately $2 million, and it will contribute additional costs for long-term groundwater monitoring. Nevertheless, if a groundwater remediation is required, these costs have not been budgeted, and AEE2, L.L.C. may be responsible for a portion of such costs.

         These projected environmental cost estimates are not a guarantee that additional environmental liabilities will not be incurred, and it is possible that the actual costs could be significantly higher. In addition, it is possible that previously unknown environmental conditions will be discovered in the future.

         We expect to develop a new area, Area 3, of the on-site landfill located at Somerset to contain ammonia-contaminated fly ash produced during operation of the SCR system and stabilized sludge produced during simultaneous operation of the FGD system. As designed, Area 3 will comply with modern landfill design and performance standards. On April 26, 1999, the New York State Board on Electric Generation Siting and the Environment approved the plan to use Area 3, subject to approval by the NYSDEC of more detailed design submissions. The NYSDEC has defined non-ammoniated waste material to contain less than 0.5 parts per million of ammonia. Most of the fly ash generated during operation of the SCR at Somerset qualifies as non-ammoniated. The NYSDEC approved disposal of non-ammoniated waste material generated during the operation of the SCR system in an existing area of the landfill, Area 1. We are working with the NYSDEC to complete an approved design for the Area 3 expansion. The existing Cayuga on-site landfill currently complies with modern landfill design and performance standards and will receive any ammonia-contaminated fly ash or ammoniated sludge produced during operation of the SCR system on Unit 1.

         The Somerset landfill is under the jurisdiction of the Public Service Commission. NYSEG's original compliance filing with the Public Service Commission in 1983 provided that the landfill would be constructed in a 200 acre section of the site, which NYSEG divided into three areas (Areas 1, 2, and 3). The landfill was designed to comply with the then-existing solid waste landfill standards of the NYSDEC. Each area was to receive a separate landfill unit lined with a low permeability material, usually clay. However, the first 17-acre section of Area 1 of the landfill was lined with compacted soil only. Only Area 1 was used by NYSEG. The Area 1 landfill has been expanded seven times during the years since 1983. When a portion of Area 1 reaches the maximum allowable elevation (130 feet), it is "capped" by adding compacted soil and planting ground cover. The entire process is meant to be self-implementing, with little input from the Public Service Commission unless there is a problem or a change in design or operation.

         In the period since the original approval of the Somerset landfill, the NYSDEC has modified its solid waste landfill regulations extensively. As a result of these changes, these regulations currently allow construction or expansion of landfills only with low permeability liners and sophisticated leachate collection systems, and impose higher standards for capping and closing solid waste facilities.

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

         In April 1999, the NYSDEC and the Public Service Commission negotiated a Memorandum of Understanding that clarifies their respective roles with respect to the regulation of the Somerset landfill. According to the Memorandum of Understanding, the Public Service Commission's decisions will continue to control all aspects of Areas 1 and 2 of the landfill, but the Public Service Commission must defer to current and future NYSDEC regulations, standards and policies with respect to the development, use and closure of Area 3. The Memorandum of Understanding was approved by the New York State Board on Electric Generation Siting and the Environment and was incorporated as part of the April 26, 1999 amendment to the Certificate of Environmental Compatibility for Somerset that we received in connection with installation of the SCR.

         Factors which could cause actual costs of disposal in Areas 1, 2 and 3 to vary include, but are not limited to, adoption of more stringent solid waste landfill regulations by the NYSDEC, the discovery of groundwater contamination from Area 1, and escalation of the costs of landfill development.

         Exceedences of state groundwater standards at Cayuga were reported in the vicinity of the coal pile area, the coal pile runoff pond, and the ash disposal site. In 1997, a new liner was installed under the coal pile, which brought Cayuga within state groundwater standards.

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

         The Certificate of Environmental Compatibility that was issued to NYSEG in 1978 for the development and operation of Somerset contains a number of requirements for mitigating environmental impacts from the facility, including noise impacts. Among the noise requirements was an obligation to obtain noise easements from neighboring landowners or, as subsequently approved by the Public Service Commission, to purchase their property in a buffer zone where noncompliance with noise standards was expected to occur. Subsequent analyses predicted that these exceedences would occur only in connection with ash disposal operations when Area 2 of the Somerset landfill was constructed. Prior to the acquisition of our electricity generating stations, NYSEG had purchased neighboring properties for a combined cost totaling approximately $1.5 million and had a standing offer to purchase the remainder. We obtained an appraisal of the remaining properties which places their aggregate current value at approximately $3.1 million. We have not budgeted any amount for the acquisition of these properties.

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

People

         As of December 2001, we employed 259 people who operate our electricity generating stations. The International Brotherhood of Electrical Workers (the "IBEW") represents hourly labor at Somerset, Cayuga, Westover and Greenidge. The IBEW represents approximately 240 workers. We have negotiated collective bargaining agreements with respect to each electricity generating station, on an individual electricity generating station basis. This gives us continuing labor harmony and encourages the adoption of The AES Corporation's culture by emphasizing individual businesses with responsibility and ownership of local issues. We believe that relations with the people employed at our electricity generating stations are satisfactory.

Item 2.  Properties

         The following table shows the material properties which we or our subsidiaries own or lease. See "Business--The Electricity Generating Stations" for more information about these properties.


Electricity Generating
        Station            Location         Capacity      Owned or Leased     Expiration of Lease

------------------------   --------------  ------------   ---------------     -------------------

Somerset                   Barker, NY         675MW         Leased*           February 13, 2033

Cayuga                     Lansing, NY        306MW         Leased*           November 13, 2027

Westover                   Johnson City, NY   126MW         Owned             Not Applicable

Greenidge                  Dresden, NY        161MW         Owned             Not Applicable


------------------------
* We own all of the land on which Somerset and Cayuga are located and we lease the portion on which the facilities of those stations are located to the special purpose business trusts that own those facilities. We lease the facilities of those stations and sublease the land on which they are located from the special purpose business trusts.

Item 3.  Legal Proceedings

         We received an information request letter dated October 12, 1999 from the New York Attorney General which sought detailed operating and maintenance history for Westover and Greenidge. On January 13, 2000, we received a subpoena from the NYSDEC seeking similar operating and maintenance history for all four of our electricity generating stations. We have provided materials responding to the requests from the Attorney General and the Department of Environmental Conservation. This information was sought in connection with the Attorney General's and the Department of Environmental Conservation's investigations of several electricity generating stations in New York which are suspected of undertaking modifications in the past (from as far back as 1977) without undergoing an air permitting review.

         On April 14, 2000 we received a request for information pursuant to
Section 114 of the Clean Air Act from the EPA seeking detailed operating and maintenance history data for Cayuga and Somerset. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. We have provided the requested documentation and the EPA is currently evaluating the materials.

         By letter dated May 25, 2000, the NYSDEC issued a Notice of Violation
(NOV) to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at Greenidge and Westover related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the electricity generating stations by us. Pursuant to the Asset Purchase Agreement relating to the acquisition of the electricity generating stations from NYSEG, we agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the electricity generating stations. On September 12, 2000, we agreed with NYSEG that we will assume the defense of and responsibility for the NOV, subject to a reservation of our right to assert applicable exceptions to our contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the NYSDEC. We are unable to estimate the effect of this NOV on our financial condition or results of future operations.

         It is possible that the NYSDEC NOV and other potential enforcement actions arising out of the Attorney General, NYSDEC, and EPA investigations may result in penalties and the potential requirement to install additional air pollution control equipment and could require us to make substantial expenditures.

         In January 2000, we received a draft consent order from the NYSDEC that alleges violations of the opacity emission limitations in the air permits for Cayuga, Westover, and Greenidge occurring since we acquired our electricity generating stations from NYSEG. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after May 14, 1999, the date of the acquisition. We expect to enter a final consent order with the NYSDEC in 2002. AES NY, L.L.C. also received notice from NYSEG that NYSEG has received a draft consent order from the NYSDEC seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for our Company's Common Equity and Related Stockholder Matters

         All outstanding equity interests in our company are owned indirectly by The AES Corporation.


Item 6.  Selected Financial Data


As of December 31,                                     2001        2000         1999
-------------------------------------------          --------    --------     --------

Balance Sheet Data (in millions)
Total Assets                                         $1,194       $1,185       $1,133
Long Term Liabilities                                $  699       $  679       $  692
Partners' Capital                                    $  433       $  441       $  378

---------------------------------------------------- ------------------ --------------

 For the period ending December 31,                    2001        2000         1999
-------------------------------------------          --------    ---------    --------

Statement Of Income Data (in millions)
Operating Revenue                                    $  349       $  388       $  185
Operating Income                                     $  106       $  151       $   57
Net income                                           $   52       $   98       $   24



SELECTED QUARTERLY FINANCIAL DATA

     The following table summarizes the quarterly consolidated statements of income (in thousands):

                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------
YEAR ENDED DECEMBER 31, 2001:
   Operating Revenue                $111,405   $ 69,681   $ 88,657   $ 79,111
   Operating Income                   49,391     12,294     25,083     19,698
   Net income                         35,455     (1,406)    11,822      5,994

YEAR ENDED DECEMBER 31, 2000:
   Operating Revenue                $ 80,096   $ 89,613   $ 97,219   $120,638
   Operating Income                   27,183     30,745     35,403     57,958
   Net income                         12,115     15,903     24,553     45,666

PERIOD FROM MAY 14, 1999 (INCEPTION)
 TO DECEMBER 31, 1999:
   Net sales                            N/A    $ 17,225   $103,618   $ 63,725
   Gross profit                         N/A       3,141     43,628     10,269
   Net income                           N/A         578     27,730     (3,893)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General

         The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements, the related Notes to the Financial Statements and the selected financial data. Forward looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in the Forward Looking Statements section of the Management's Discussion and Analysis.

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

         On February 19, 2002, The AES Corporation announced that it intends to reposition itself in the electric business by fully contracting or divesting its merchant generation businesses. The AES Corporation stated that it made this decision to reduce earnings volatility and strengthen its balance sheet. We are one of the merchant generating businesses. Our business could be fully contracted if we were to sign one or more long-term power sales agreements for the output of our electricity generating stations. As of the date of this Annual Report on Form 10-K, no specific proposal to fully contract or divest our operations is under consideration. We are adopting a policy of not commenting on proposed transactions and we disclaim any obligation to provide information with respect to proposed transactions until a definitive agreement has been reached.

         The economics of any electric power facility are primarily a function of the price of electricity, the quantity of electricity which is purchased and the level of operating expenses. The greater the percentage of time a unit is dispatched, the greater the revenues associated with that unit.

         The markets for wholesale electric energy, unforced capacity and ancillary services in the New York power market were largely deregulated in November 1999. In a competitive market where the order in which electricity generating plants are dispatched will be based on bids for the sale of electric energy by the generating assets in the region, we expect that the lower marginal cost facilities will bid lower prices and therefore those facilities will be dispatched more often than higher marginal cost facilities.

         We believe that our electricity generating stations are among the lowest variable cost facilities in the New York power market. We also believe that our electricity generating stations are among the most efficient coal units in the region. We expect that our electricity generating stations will almost always be dispatched. The efficiency of our electricity generating stations provides several important advantages: a stable pricing structure, the ability to benefit from energy price spikes in the market and relatively little risk that our electricity generating stations will be idle while other generating stations are directed to run.

         Our electricity generating stations have historically been available to run a high percentage of the time due to the regulated utility-grade nature of their design and construction. In 2001, 2000 and 1999, the stations had a weighted average (based on capacity) equivalent availability factor of 96%, 94% and 97%, respectively (excluding the outages at the Somerset and Cayuga from May to June 1999 and from April to June 2001, respectively). Based upon the historical experience of The AES Corporation, we believe that we can maintain or improve the availability of our electricity generating stations.

         We believe that we will also have opportunities to derive revenue from sales of unforced capacity and ancillary services. Under the terms of the capacity purchase agreement with NYSEG, NYSEG purchased all of our 1,268MW of installed capacity at a price of $68 per MW-day through April 30, 2001. During the term of the capacity purchase agreement, the rules of the New York ISO system required us to offer to sell our electric energy in the New York market for delivery of electric energy on the following day. Since termination of the capacity purchase agreement with NYSEG on April 30, 2001, we are permitted to sell electric energy and unforced capacity into other markets. See "Business--New York Power Market."

         NYSEG has brought a proceeding to obtain a refund of real estate taxes it paid in connection with Somerset while NYSEG owned it. NYSEG had little incentive to contest the tax valuation of its electricity generating stations while it owned them because the real property taxes it paid were included among the expenses it was permitted to recover through regulated electricity rates and were therefore passed along to its customers. We had identified real estate taxes as a potential area for cost savings.

         If NYSEG is successful in obtaining substantial refunds of prior real estate taxes, our potential savings may be to some extent nullified because the local governments may be forced to raise real estate tax rates to bring revenues into balance with expenditures. It is too early to tell what impact, if any, this will have on our financial condition and results of operations.

Significant Accounting Policies

         General

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Revenue Recognition; Property, Plant and Equipment, Contingencies and Derivatives.

         Revenue Recognition

         Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues generated from commodity forwards, swaps and options, which are entered into for the hedging of forecasted sales, are recorded based on settlement accounting with the net amount received recognized as revenue. Revenues for ancillary and other services are recorded when the services are rendered.

         Property, Plant and Equipment

         Electric generation assets that existed at the date of acquisition (see
Note 3) are recorded at fair market value. Somerset and Cayuga, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing (see Note 6). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for Somerset and Cayuga, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods. Maintenance and repairs are charged to expense as incurred.

         Contingencies

         We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and we are involved in certain legal proceedings. If our actual environmental and/or legal obligations are materially different from our estimates, the recognition of the actual amounts may have a material impact on our operating results and financial condition.

         Derivatives

         On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives (including derivatives embedded in other contracts) be recorded as either assets or liabilities at fair value on the balance sheet. Changes in the derivative's fair value are to be recognized in earnings in the period of change, unless hedge accounting criteria are met. Hedge accounting allows the derivative's gains or losses in fair value to offset the related results of the hedged item. We utilize derivative financial instruments to manage commodity price risk. Although the majority of our derivative instruments qualify for hedge accounting, the adoption of SFAS No. 133 will result in more variation to our results of operations from changes in commodity prices. For the year ended December 31, 2001, we recognized $29.5 million of losses pursuant to SFAS No. 133 related to derivatives which did not qualify for hedge accounting. See Note 7 to the consolidated financial statements for a more complete discussion of the accounting for derivatives under SFAS No. 133.


        Results of Operations
         ---------------------
        (Amounts in Millions)

                                                                   %                   %
For the Year Ended December 31,                2001     2000     Change     1999     Change
                                              ------   ------   --------   ------   --------
Energy Revenue                                $378.3   $322.7     17.2     $162.9     98.1

Capacity Revenue                                26.8     31.6    (15.2)      17.9     76.5

Transmission Congestion Contract                 -       24.9       -         -        -

Other                                            6.2      8.5    (27.1)       3.8    123.7


         The increase in Energy Revenues from 2000 to 2001 is primarily due to higher market prices in the first half of the year and higher operating levels during that time. These were offset by a major maintenance outage at Cayuga of approximately 45 days for Unit 1 in 2001. We scheduled this outage to avoid expected seasonal peaks in demand for electric energy. The increase in Energy Revenue in the year ended December 31, 2000 compared to the period from May 14, 1999 (inception) to December 31, 1999 was primarily due to a full year of operations combined with higher energy prices.

         The decrease in Capacity Revenue from 2000 to 2001 is primarily due to the expiration of a long term capacity purchase agreement with NYSEG in April 2001. Capacity sales on the open market for the remainder of the 2001 period were at lower rates. The increase in Capacity Revenue in the year ended December 31, 2000 compared to the period from May 14, 1999 (inception) to December 31, 1999 was due to a full year of operations.

         The Transmission Congestion Contract is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and the more populated areas in eastern New York. The Transmission Congestion Contract became effective on November 1, 2000 and terminates on October 1, 2004. We entered into this agreement because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation. This contract is not deemed to be a hedge based on the definitions in SFAS 133. Therefore, this contract is marked to market at the end of every period. The mark-to-market value is computed based on a regression of historical eastern and western locational prices. This regression is used with forecasted eastern and western locational prices to calculate the forward congestion for the remainder of the contract term. This accounting treatment contributes to the income statement volatility of this contract.

Operating Expenses
--------------------                                               %                  %
For the Year Ended December 31,                2001     2000     Change     1999    Change
                                              ------   ------   --------   ------   ------
Fuel expense                                  $135.6   $131.7     3.0      $ 70.7    86.3

Depreciation and amortization                   33.5     31.7     5.7        17.4    82.2

Operations and maintenance                      19.6     16.8    16.7         7.6   121.1

General and administrative                      53.7     56.1    (4.3)       31.8    76.4

Transmission Congestion Contract and
  derivative valuation                          29.5       -       -           -       -

         The increase in Operating Expenses from 2000 to 2001 is primarily due to higher operating levels in the first half of the year, which necessitated greater coal usage, greater coal purchases on the spot market and higher operating and maintenance expenditures. These increases were partially offset by the decrease in general and administrative expenses. The increase in Operating Expenses in the year ended December 31, 2000 and the period from May 14, 1999 (inception) to December 31, 1999 was due to a full year of operations. In addition, Somerset incurred fixed charges during 2000 with respect to the Niagara Mohawk Power Corporation transmission agreement of $6.1 million.

Other Expenses
--------------------                                                %                 %
For the Year Ended December 31,                 2001     2000     Change    1999    Change
                                               ------   ------   -------   ------   ------
Interest expense                               $58.4    $57.3      1.9     $33.7     70.0

Interest Income                                  3.8      4.3    (11.6)      1.1    290.9


         As a result of our failure to complete an exchange offer for the pass through trust certificates on or prior to November 10, 1999, the pass through trust certificates accrued additional interest at the rate of 0.50% per annum from November 10, 1999 until March 27, 2000, when we completed an exchange offer for the pass through trust certificates. We paid approximately $229,000 additional interest per month until we completed the exchange offer on March 27, 2000.

         Liquidity and Capital Resources

         The leases for Somerset and Cayuga require that we make fixed semiannual payments of rent on each January 2 and July 2 during the terms of the leases commencing on January 2, 2000 in amounts calculated to be sufficient (1) to pay principal and interest when due on the secured lease obligation notes issued by the special purpose business trusts that own and lease to us Somerset and Cayuga and (2) to pay the economic return of the institutional investors that formed the special purpose business trusts. Our minimum rent obligation under the leases is $62.6 million for 2002, $57.6 million for 2003, $63.5 million for 2004, $59.5 million for 2005, $61.6 million for 2006 and a total of $1,314.7 million for the years thereafter. For purposes of the minimum rent obligations described in the preceding sentence, we treated the semiannual rent payments that are due on January 2 of each year as though they would be paid in the preceding year. You can find information concerning our minimum rental obligations that treats rent payments as obligations for the years in which they are due in note 6 of our audited financial statements which are included in this Annual Report on Form 10-K. Through January 2, 2017 and so long as no lease event of default exists, we may defer payment of rent obligations under each lease in excess of the amount required to pay principal and interest on the secured lease obligation notes until after the final scheduled payment date of the secured lease obligation notes. In addition, we are required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable basic rent) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. At December 31, 2001, 2000 and 1999, the amounts deposited in the rent reserve account were $31.7 million, $31.0 million and $29.5 million, respectively.

         We will also be obligated to make payments under the coal hauling agreement with Somerset Railroad in an amount sufficient, when added to funds available from other sources, to enable Somerset Railroad to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. On August 14, 2000, Somerset Railroad entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to Somerset Railroad by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. As a result of these obligations, we must dedicate a substantial portion of our cash flow from operations to payments of rent under the leases, payments under our working capital facility and payments under the coal hauling agreement with Somerset Railroad, which in turn allow Somerset Railroad to pay principal and interest under its credit facility with Fortis Capital Corp.

         We incurred approximately $17.1 million, $20.7 million and $64.2 million in capital expenditures with regard to our assets for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts include approximately $11.2 million for a SCR system to reduce NOx emissions at Cayuga which was operational June 7, 2001. We will make capital expenditures thereafter according to the maintenance program for our electricity generating stations. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

         Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements and, other than the expenditures for the SCRs at Somerset and Cayuga, including the construction of new landfill space to manage ash from Somerset's SCR system operations, and the construction of a SCR system on Cayuga Unit 1, which became operational on June 7, 2001, and expenditures for possible installation of a SCR system on Cayuga Unit 2, the U.S. Department of Energy Power Plant Improvement project on Greenridge Unit 4 and the Westover Overfire Air Project, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our results of operations or our financial condition. See "Business--Regulation--Environmental Regulatory Matters."

         Our net working capital at December 31, 2001, 2000 and 1999 was $80.0 million, $84.2 million and $46.8 million, respectively. During 1999 and 2000, we made two borrowings under a Credit Suisse First Boston working capital credit facility. The first borrowing was from August 25, 1999 to September 13, 1999 in the amount of $5 million and bore interest at the rate of 9.25% per annum. The second borrowing was from July 18, 2000 to July 25, 2000 in the amount of $8 million and bore interest at the rate of 8.375% per annum. At March 9, 2001, our $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, we entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed there have been two borrowings. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002.

         The outage at Cayuga for almost the entire period from March 31, 2001 to June 4, 2001 did not impair our ability to meet our obligations during this period. Similarly, the outage at Somerset for almost the entire period from May 14, 1999 to June 30, 1999 did not impair our ability to meet our obligations during this period. Subsequent to these outages, our four electricity generating stations are all available for service and are being dispatched to generate electricity when market conditions warrant.

         Cash flow from our operations was sufficient to cover aggregate rental payments under the leases for Somerset and Cayuga on the rent payment dates of January 2, 2000, July 2, 2000, January 2 2001, July 2, 2001 and January 2, 2002.
We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter. We also believe that our cash flow from operations, together with amounts we can borrow under our $35 million working capital and letter of credit facility with Union Bank of California, N.A., will be sufficient to cover expected capital requirements over the terms of the leases. If we are required to make unanticipated capital expenditures, our cash flow from operations and operating income in the period incurred might be reduced.

         Our future ability to obtain additional debt financing for working capital, capital expenditures or other purposes is limited by financial covenants restricting our ability to incur debt and liens contained in the agreements governing the leases of Somerset and Cayuga. With certain exceptions, these agreements limit us to a maximum of $100,000,000 of indebtedness, including no more than $25,000,000 of indebtedness for purposes other than to provide working capital.

         Our ability to make distributions to the partners of our company is restricted by the terms of the agreements governing the leases for Somerset and Cayuga. We may make distributions only on or within ten days after a semiannual rent payment date and only if all rent on the leases has been paid, the reserve accounts for lease payments that we are required to maintain are fully funded and other conditions are satisfied. See "Business--General Development of Business."

         The AES Corporation contributed approximately $9.3 million to us in 2001. The contribution was accounted for as a partner's contribution and was related to the construction of the SCR on Unit 1 of Cayuga, which became operational on June 7, 2001.

              Credit Rating Discussion

         Credit ratings affect our ability to execute our commercial strategies in a cost-effective manner. In determining our credit rating, the rating agencies consider a number of factors. Quantitative factors that appear to have significant weight include, among other things, earnings before interest, taxes and depreciation and amortization ("EBITDA"); operating cash flow; total debt outstanding; fixed charges such as interest expense, lease payments; liquidity needs and availability and various ratios calculated from these factors. Qualitative factors appear to include, among other things, predictability of cash flows, business strategy, industry position and contingencies.

              Trigger Events

         Our commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit if our credit ratings were downgraded. Under such circumstances, we would need to post collateral to continue transacting risk-management business with many of our counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would have a negative effect on our profitability. If such collateral was not posted, our ability to continue transacting business as before the downgrade would be impaired.

              Forward-looking Statements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risks associated with commodity prices. We often utilize financial instruments to hedge against such fluctuations. We utilize financial and commodity derivatives for the purpose of hedging exposures to market risk. We generally do not enter into derivative instruments for trading or speculative purposes.

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

         We perform our VaR calculation using a model based on the variance/covariance methodology with a delta gamma model for optionality. We express VaR as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one-day holding period. Our daily VaR for commodity price sensitive instruments as of December 31, 2001, 2000 and 1999 was $6.2 million, $5.5 million and $2.4 million, respectively. These amounts include the financial instruments that serve as hedges and do not include the underlying physical assets. During 2001, the daily VaR amount was greater than the year-end amount on June 29, 2001 and September 28, 2001. At no date during 2000 or 1999 was the daily VaR amount greater than it was at year-end.

Item 8.  Financial Statements and Supplementary Data

         The following financial statements are attached to this Annual Report on Form 10-K following the signature page:

AES EASTERN ENERGY, L.P.

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31, 2001 and 2000 and for the period from May 14, 1999 (inception) through December 31, 1999 Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2001 and 2000 and for the period from May 14, 1999 (inception) through December 31, 1999 Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from May 14, 1999 (inception) through December 31, 1999 Notes to Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2001 and 2000 Notes to Consolidated Balance Sheets

* The Consolidated Balance Sheets of AES NY, L.L.C. contained in this Annual Report on Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

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

         The following table sets forth certain information concerning our management team as of March 28, 2002.

         Name                      Age      Position

         Dan Rothaupt              50       General Manager
         John Ruggirello           51       Assistant General Manager
         Richard Santoroski        37       Manager of Marketing
         Kevin Pierce              44       Somerset Plant Manager
         Jerry Goodenough          37       Cayuga Plant Manager
         James Mulligan            53       Westover Plant Manager
         Douglas Roll              46       Greenidge Plant Manager

         Dan Rothaupt, our management team leader, is a Vice President of The AES Corporation and is a former plant manager for AES Thames, a coal-fired facility located in the New England power pool region. Mr. Rothaupt has been with The AES Corporation for 11 years. In addition to AES Thames, he has managed a number of complex operations including the startup of The AES Corporation's business in Hawaii with its coal-fired Barbers Point facility. Mr. Rothaupt has a proven track record of reducing costs while organizing The AES Corporation's businesses at various locations in the United States and has 25 years experience working in various aspects of power systems. Mr. Rothaupt is General Manager of our company. Mr. Rothaupt has a Bachelor of Science degree in Mechanical Engineering from the United States Coast Guard Academy.

         John Ruggirello is a Vice President of The AES Corporation and has over 22 years of industry experience. Mr. Ruggirello also serves as a board member of NIGEN, Ltd., a joint venture of The AES Corporation which acquired 760MW of coal-fired generating assets from the government of Northern Ireland, including a 45-year-old plant which had an availability of 100% in 1998. Mr. Ruggirello heads a group within The AES Corporation responsible for project development, construction and plant operations in much of the eastern United States and Canada. He served as President of AES Beaver Valley from 1990 to 1996. Mr. Ruggirello is Assistant General Manager of our Company. He has a Bachelor of Science degree in Mechanical Engineering from the New Jersey Institute of Technology.

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

         Kevin Pierce has over 21 years experience in power operations and has worked for The AES Corporation for 13 years. Mr. Pierce was formerly the plant manager for AES Hawaii, which reliably supplies twenty percent of the electric demand for the island of Oahu and was involved with the start-up and operations of the AES Thames plant. Mr. Pierce is the plant manager of Somerset. Mr. Pierce has a Bachelor of Science degree in Marine Engineering from Maine Maritime Academy.

         Jerry Goodenough has worked for The AES Corporation for three years. Prior to that time he worked for NYSEG for ten years in engineering and supervisory roles in the generation engineering group and at Cayuga. Mr. Goodenough is the plant manager of Cayuga. Mr. Goodenough holds a Bachelor of Arts degree in Physics from Ithaca College and a Master of Science degree in Electrical Engineering from the State University of New York at Binghamton.

         James Mulligan has over 26 years experience in the power generation business including design and management of utility plants. Mr. Mulligan was formerly employed by NYSEG as the plant manager at Cayuga. Prior to that, he was responsible for NYSEG's four central area plants, which achieved the lowest production costs and highest availabilities in their operating history during his tenure. Mr. Mulligan is the plant manager of Westover. Mr. Mulligan has a Bachelor of Science degree in Mechanical Engineering from the New York Institute of Technology.

         Douglas J. Roll has over 18 years experience in the power generation business in areas of plant management, engineering, design, construction and start-up of fossil fuel-fired power plants. Mr. Roll was formerly the Station Manager at NYSEG's Greenidge Station where he directed the efforts of the station's staff to the lowest production cost and heat rate and highest reliability and availability in 25 years. Prior to that, Mr. Roll was the Manager of Mechanical Engineering in NYSEG's Generation Department, responsible for directing the engineering, design, construction and start-up of large scale capital projects at NYSEG's coal fired power plants. Mr. Roll is the Plant Manager of Greenidge. Mr. Roll holds a Bachelor of Science degree in Mechanical Engineering from Cornell University and a Bachelor of Arts degree in Biology from Queens College of the City University of New York. Mr. Roll is a registered Professional Engineer in the State of New York.

         Management of AES NY, L.L.C., the General Partner of Our Company

         AES NY, L.L.C., the general partner of our company, is a Delaware limited liability company managed by managers who are designated as directors. The Board of Directors of AES NY, L.L.C. comprises two classes of directors, the Class A Directors and the Class B Director. There are three Class A Directors, Roger Naill, Barry J. Sharp and Dan Rothaupt, each elected by the members of the limited liability company. The business and affairs of AES NY, L.L.C. are managed by the Class A Directors. The Class B Director's only participation in the management of AES NY, L.L.C. is in matters of bankruptcy or related matters. Mr. Rothaupt is also the President of AES NY, L.L.C.

         Dr. Roger F. Naill, 53 years old, has been Vice President for Planning at The AES Corporation since 1981. Prior to joining The AES Corporation, Dr. Naill was Director of the Office of Analytical Services at the U.S. Department of Energy.

         Barry J. Sharp, 42 years old, was appointed Chief Operating Officer of The AES Corporation in February 2002 and oversees the finance function at The AES Corporation as well as the large utilities business segment. He was appointed Executive Vice President of The AES Corporation in February 2001. Mr. Sharp was appointed Senior Vice President and Chief Financial Officer of The AES Corporation effective January 1998 and had been Vice President and Chief Financial Officer of The AES Corporation since 1987. He also served as Secretary of The AES Corporation until February 1996. From 1986 to 1987, he served as The AES Corporation's Director of Finance and Administration. Mr. Sharp is a certified public accountant.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

     (1) The following financial statements are attached to this Annual Report on Form 10-K following the signature page:

      AES EASTERN ENERGY, L.P.

      Independent Auditors' Report

      Financial Statements:

              Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31, 2001 and 2000 and the period from May 14, 1999 (inception) through December 31, 1999
              Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2001 and 2000 and the period from May 14, 1999 (inception) through December 31, 1999
              Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and the period from May 14, 1999 (inception) through December 31, 1999
              Notes to Consolidated Financial Statements

      AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

      Independent Auditors' Report

      Financial Statements:

              Consolidated Balance Sheets as of December 31, 2001 and 2000 Notes to Consolidated Balance Sheets

     * The Consolidated Balance Sheets of AES NY, L.L.C. contained in this Annual Report on Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

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

         10.17 Omnibus Agreement, between NYSEG and AES NY, dated as of May 7, 1999*

         10.18 Assignment and Assumption Agreement, among NGE, NYSEG and AES NY, dated as of May 14, 1999*

         10.19 Amended and Restated Deposit and Disbursement Agreement among AEE, Union Bank of California, N.A., as Agent under the Working Capital Facility, as Working Capital Provider, and Bankers Trust Company, as Depositary Agent, et al., dated as of April 10, 2001.**

         10.20                 [Reserved]

         10.21a Omnibus Amendment to Kintigh A-1 Transaction Documents dated as of December 1, 2000

         10.21b Schedule identifying substantially identical agreements to Omnibus Agreement constituting
                               Exhibit 10.21a hereto

         10.22a Omnibus Amendment to Milliken A-1 Transaction Documents dated as of December 1, 2000

         10.22b Schedule identifying substantially identical agreements to Omnibus Agreement constituting
                               Exhibit 10.22a hereto

         10.23a                Agreement and Appendix A dated as of April 10,
                               2001**

         10.23b Schedule identifying substantially identical agreements to Second Amendment constituting
                               Exhibit 10.23a hereto**

         10.24a Second Amendment to Milliken A-1 Participation Agreement and Appendix A dated as of April 10, 2001**

         10.24b Schedule identifying substantially identical agreements to Second Amendment constituting
                               Exhibit 10.24a hereto**

         10.25a $35,000,000 Credit Agreement dated as of April 10, 2001 among AEE and Union Bank of California, N.A., as Agent**

         10.25b Amendment No. 1 and Waiver dated as of August 31, 2001 to $35,000,000 Credit Agreement dated as of April 10, 2001 among AEE and Union Bank of California, N.A., as Agent**

         12.1 Statement regarding ratio of earnings to fixed charges

         21.1                  Subsidiaries Schedule*

         24.1                  Power of Attorney

------------------------------

* Incorporated herein by reference to similarly numbered exhibit to the Registration Statement on Form S-4 of AES Eastern Energy, L.P. (Reg. No. 333-89725), filed with the Securities and Exchange Commission on October 26, 1999.

** Incorporated herein by reference to similarly numbered exhibit to the Quarterly Report of AES Eastern Energy, L.P. (Reg. No. 333-89725) for the quarterly period ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001.

(b)  Reports on Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of our fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AES Eastern Energy, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2002

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

       Signature                       Title                          Date
---------------------   --------------------------------------  ---------------
/s/ Dan Rothaupt        President (chief executive officer)      March 29, 2002
---------------------   and Class A Director of AES NY, L.L.C.
Dan Rothaupt

/s/ Barry J. Sharp      Class A Director of AES NY, L.L.C.       March 29, 2002
---------------------
Barry J. Sharp

/s/ Roger F. Naill
---------------------
Roger F. Naill          Class A Director of AES NY, L.L.C.       March 29, 2002

/s/ Amy Conley          Vice President and Treasurer             March 29, 2002
---------------------   (principal financial officer)
Amy Conley              of AES NY, L.L.C.




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

                          Index to Financial Statements

                                                                            Page
AES EASTERN ENERGY, L.P.

Independent Auditors' Report ........................................         1

Financial Statements:

   Consolidated Balance Sheets.......................................         2

   Consolidated Statements of Income.................................         3

   Consolidated Statements of Changes in Partners' Capital...........         4

   Consolidated Statements of Cash Flows.............................         5

   Notes to Consolidated Financial Statements .......................         6

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report ........................................        18

Financial Statements:

   Consolidated Balance Sheets........................................       19

   Notes to Consolidated Balance Sheets...............................       20



*The Consolidated Balance Sheets of AES NY, L.L.C. contained in this Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P. The pass through trust certificates do not represent an interest in or an obligation of AES NY, L.L.C.

INDEPENDENT AUDITORS' REPORT


To the Partners of
  AES Eastern Energy, L.P.

We have audited the accompanying consolidated balance sheets of AES Eastern Energy, L.P. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Partnership) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in partners' capital, and cash flows for the years then ended and the period from May 14, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES Eastern Energy, L.P., and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the period from May 14, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP



McLean, Virginia
February 19, 2002

                            AES EASTERN ENERGY, L.P.
                          CONSOLIDATED BALANCE SHEETS,
                     DECEMBER 31, 2001 and DECEMBER 31, 2000

(Amounts in Thousands)
---------------------------------------------------------------------------------------------
December 31,                                                          2001             2000
                                                                     ------           ------
ASSETS
Current Assets:
     Restricted cash:
        Operating - cash and cash equivalents                  $      4,193     $      9,924
        Revenue account                                              71,606           73,141
     Accounts receivable - trade                                     27,590           33,799
     Accounts receivable - affiliates                                   319              571
     Accounts receivable - other                                      2,123            2,170
     Inventory                                                       29,615           23,308
     Prepaid expenses                                                 6,464            6,152
                                                               -------------    -------------
          Total current assets                                      141,910          149,065
                                                               -------------    -------------
PROPERTY, PLANT, EQUIPMENT, AND RELATED ASSETS:
     Land                                                             6,884            6,877
     Electric generation assets -net of
       accumulated depreciation of $62,623 and $36,749              732,278          740,909
     Other Intangible assets -net of accumulated
       amortization of $19,941 and $12,273                          225,864          232,480
                                                               -------------    -------------
          Total property, plant, equipment and related assets       965,026          980,266
                                                               -------------    -------------
OTHER ASSETS:
     Derivative valuation                                            55,182               -
     Transmission Congestion Contract                                 -               24,851
     Rent reserve account                                            31,719           30,978
                                                               -------------    -------------
TOTAL ASSETS                                                    $ 1,193,837     $  1,185,160
                                                               =============    =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                          $      1,663     $      1,432
     Lease financing - current                                        6,223            1,813
     Environmental remediation                                          155            1,000
     Accrued interest expense                                        28,353           29,472
     Due to The AES Corporation and affiliates                        6,414            8,604
     Other accrued expenses                                          14,397           17,524
     Other liabilities                                                4,629            5,020
                                                               -------------    -------------
          Total current liabilities                                  61,834           64,865
                                                               -------------    -------------

LONG-TERM LIABILITIES:
     Lease financing - long term                                    639,326          645,549
     Environmental remediation                                       11,442           11,240
     Defined benefit plan obligation                                 16,968           18,781
     Derivative valuation liability                                  26,665             -
     Transmission congestion contract                                 3,506             -
     Other liabilities                                                1,057            3,267
                                                               -------------     ------------
          Total long-term liabilities                               698,964          678,837
                                                               -------------     ------------
TOTAL LIABILITIES                                                   760,798          743,702

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL                                                   433,039          441,458
                                                               -------------    -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $  1,193,837     $  1,185,160
                                                               =============    =============


     The notes are an integral part of the consolidated financial statements

                            AES EASTERN ENERGY, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
       YEAR ENDED DECEMBER 31, 2001, YEAR ENDED DECEMBER 31, 2000, AND THE
         PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

(Amounts in Thousands)
--------------------------------------------------------------------------------------------------------
                                                                                         Period from
                                                                                         May 14, 1999
                                                 Year ended         Year ended       (Inception) through
                                              December 31, 2001   December 31, 2000    December 31, 2000
                                              -----------------   -----------------   ------------------

OPERATING REVENUES:
     Energy                                       $345,410            $322,677             $162,854
     Capacity                                       26,767              31,572               17,927
     Transmission Congestion Contract                 -                 24,851                 -
     Other                                           6,171               8,466                3,787
                                                 ---------           ---------            ---------

          Total revenues                           378,348             387,566              184,568
                                                 ---------           ---------            ---------
OPERATING EXPENSES:
     Fuel                                          135,562             131,681               70,718
     Depreciation and amortization                  33,542              31,723               17,389
     Operating and maintenance                      19,572              16,761                7,639
     General and administrative                     53,712              56,112               31,784
     Transmission Congestion Contract
       and derivative valuation                     29,521                -                    -
                                                 ---------            --------            ---------

          Total operating expenses                 271,909             236,277              127,530
                                                 ---------            --------            ---------

OPERATING INCOME                                   106,439             151,289               57,038
                                                 ---------            --------            ---------

OTHER INCOME (EXPENSE):
     Interest expense                              (58,434)            (57,314)             (33,719)
     Interest income                                 3,860               4,262                1,096
                                                 ---------           ---------            ---------

          Total other income (expense)             (54,574)            (53,052)             (32,623)
                                                 ---------            --------            ---------

NET INCOME                                        $ 51,865            $ 98,237             $ 24,415
                                                 =========            ========            =========



     The notes are an integral part of the consolidated financial statements

                            AES EASTERN ENERGY, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       YEAR ENDED DECEMBER 31, 2001, YEAR ENDED DECEMBER 31, 2000, AND THE
         PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

(Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                Accumulated
                                                                                                   Other
                                                           General    Limited                  Comprehensive    Comprehensive
                                                           Partner    Partner      Total          Income            Income

BALANCE, MAY 14, 1999 (INCEPTION)                            -            -            -

     Capital contribution (net of $1.1 million to be
        returned to The AES Corporation, see Note 8)      $ 3,538    $  350,268   $ 353,806

     Net income                                               244        24,171      24,415
                                                          --------   ----------   ---------

BALANCE, DECEMBER 31, 1999                                  3,782       374,439     378,221

     Net income                                               982        97,255      98,237

     Dividends paid                                          (350)      (34,650)    (35,000)
                                                          --------   ----------   ---------

BALANCE, DECEMBER 31, 2000                                  4,414       437,044     441,458

     Partners' Contribution, See Note 8                        94         9,278       9,372

     Net income                                               519        51,346      51,865                         51,865

     Dividends paid                                          (982)      (97,218)    (98,200)

     Transition adjustment on January 1, 2001                (663)      (65,671)    (66,334)      (66,334)         (66,334)

     Accumulated other comprehensive income                   949        93,929      94,878        94,878           94,878
                                                          --------   ----------   ---------     ---------        ---------
     Comprehensive Income                                                                          28,544           80,409
                                                                                                =========        =========
BALANCE, DECEMBER 31, 2001                                  4,331       428,708     433,039
                                                          ========   ==========   =========



    The notes are an integral part of the consolidated financial statements.

                            AES EASTERN ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEAR ENDED DECEMBER 31, 2001, YEAR ENDED DECEMBER 31, 2000, AND THE
         PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

(Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------

                                                                                               Period From
                                                                                               May 14, 1999
                                                        Year ended          Year ended      (Inception) through
                                                    December 31, 2001   December 31, 2000    December 31, 1999
                                                    -----------------   -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $  51,865           $  98,237        $  24,415
     Adjustments to reconcile net income to
      Net cash used in operating activities:
       Depreciation and amortization                           33,542              31,723           17,389
       Realized Loss(gain) on transmission
        congestion contract                                    28,385             (24,851)            -
       Net defined benefit plan cost                            1,389              (2,989)           1,479
       Payments to pension plan                                (3,202)             (2,110)             -
     Changes in current assets and liabilities:
       Accounts receivable                                      6,508             (13,466)         (23,074)
       Inventory                                               (6,307)              4,681           (5,055)
       Prepaid expenses                                          (312)                 37           (6,189)
       Accounts payable                                           231                 924              508
       Accrued interest expense                                (1,119)             (8,988)          33,719
       Due to AES Corporation and affiliates                   (2,190)              5,354              -
       Other liabilities                                       (3,127)             (2,817)           2,687
       Other accrued expenses                                  (3,245)              4,529           12,995
                                                             ---------           ---------        ---------

          Net cash provided by operating activities           102,418              90,264           58,874
                                                             ---------           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquistion of assets at inception date                      -                   -            (267,424)
     Payments for capital additions                           (17,148)            (20,763)         (64,223)
     Decrease(increase) in restricted cash                      7,266             (30,428)         (52,637)
     Net change in rent reserve account                          (741)             (1,435)            (870)
                                                             ---------           ---------        ---------

          Net cash used in investing activities               (10,623)            (52,626)        (385,154)
                                                             ---------           ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash capital contributions                                  -                   -             354,953
     Dividends paid                                           (98,200)            (35,000)            -
     Payments for deferred financing                           (1,154)               -                -
     Principal payments on lease obligations                   (1,813)             (2,638)         (28,673)
     Partner's Contribution                                     9,372                -                -
                                                             ---------           ---------        ---------

          Net cash (used in) provided by financing activities (91,795)            (37,638)         326,280
                                                             ---------           ---------        ---------

CHANGE IN CASH AND CASH EQUIVALENTS                               -                  -                -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    -                  -                -
                                                             ---------           ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    -             $    -           $
-
                                                             =========           =========        =========



Supplemental Disclosure of Cash Flow Information:

Interest paid                                                $ 56,610           $  59,637        $    -
                                                             =========           =========        =========



    The notes are an integral part of the consolidated financial statements.

                            AES EASTERN ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEAR ENDED DECEMBER 31, 2001, YEAR ENDED DECEMBER 31, 2000, AND THE
         PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

================================================================================


1.   GENERAL

     AES Eastern Energy, L.P. (the Partnership), a Delaware limited partnership, was formed on December 2, 1998. The Partnership's wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). The Partnership began operations on May 14, 1999 (see Note 3). Prior to that date, the Partnership had no operations. The Partnership is an indirect wholly owned subsidiary of The AES Corporation (AES). The Partnership has adopted December 31 as its fiscal year end.

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

     The Plants sell generated electricity, as well as unforced capacity and ancillary services, directly into the markets operated by the New York Independent System Operator (ISO) system, PJM (Pennsylvania, New Jersey, Maryland) Interconnection and ISO New England. For Federal regulatory purposes, the Partnership is an exempt wholesale generator (EWG). As an EWG, the Partnership cannot make retail sales of electricity and can only make wholesale sales of electricity, installed capacity, and ancillary services into wholesale power markets.

     At the time the Partnership acquired the Plants, the Partnership had entered into a two-year agreement for energy marketing services with Merchant Energy Group of the Americas, Inc. (MEGA), which was then an Annapolis, Maryland-based subsidiary of Gener S.A., but which has since been sold. MEGA was responsible for marketing the Partnership's electric energy, installed capacity, and ancillary services in the deregulated New York power market. The marketing agreement between the Partnership and MEGA was terminated effective November 26, 2000. The Partnership has paid MEGA $1.6 million and made the first of four additional payments of $225,000 each, from 2002 to 2005, as part of the termination of the agreement with MEGA. Gener S.A. subsequently became a direct wholly owned subsidiary of AES.

     The Partnership entered into an arrangement with AES Odyssey, L.L.C.(Odyssey), a direct wholly owned subsidiary of AES. This agreement commenced on November 27, 2000 and is for a term of three years. Odyssey will provide data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month (see note 8).

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership, AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C. (which includes its subsidiaries, AES Westover, L.L.C., and AES Greenidge, L.L.C.). All material intercompany transactions have been eliminated.

     Restricted Cash - Under the terms of the deposit and disbursement agreement entered into in connection with the lease of two plants (see Note 6), all revenues of the Partnership and its subsidiaries are deposited into a revenue account administered by Bankers Trust Company, as depositary agent. On request of the Partnership and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements, and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget is not permitted under the terms of the lease documents. Amendments, modifications or reallocations of the annual operating budget that result in changes of 25% (positive or negative) in the amounts set forth in the annual operating budget require confirmation from an independent engineer that such payment is based on reasonable assumptions.

     Inventory - Inventory is valued at the lower of cost (average cost basis) or market, and consists of coal and other raw materials used in generating electricity, and spare parts, materials, and supplies.

     Inventory, as of December 31 consisted of the following (in thousands):

                                                  2001        2000
                                               ----------  ----------
        Coal and other raw materials           $  13,488   $   7,353
        Spare parts, materials, and supplies      16,127      15,955
                                               ----------  ----------

        Total                                  $  29,615   $  23,308
                                               ==========  ==========

     Property, Plant, Equipment, and Related Assets - Electric generation assets that existed at the date of acquisition (see Note 3) are recorded at fair market value. The Somerset (formerly known as Kintigh) and Cayuga (formerly known as Milliken) Plants, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing (see Note 6). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28- year lease terms for the Somerset and Cayuga Plants, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. Maintenance and repairs are charged to expense as incurred.

          Electric generation assets as of December 31 consisted of the following (in thousands):

                                                          2001      2000
                                                        --------  --------
         Electric generation tangible assets            $794,901  $777,658
         Other intangible assets                         245,805   244,753
         Accumulated depreciation and amortization      (82,564)   (49,022)
                                                        --------  --------

         Total                                          $958,142  $973,389
                                                        ========  ========

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

     Rent Reserve Account - As part of the Partnership's lease obligation (see
     Note 6), the Partnership is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 2001 and 2000, the Partnership had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among the Partnership, each Owner Trust (see Note
     3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, the Partnership deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned thereunder at an interest rate of 4.79% per annum. Interest earnings as of December 31, 2001, 2000, and 1999 were approximately $1.5 million, $1.4 million and $870,000, respectively, and are included in the rent reserve account balance. At December 31, 2001 and 2000, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheets, as it can only be utilized to satisfy lease obligations.

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

     New York Transition Agreement - As the New York ISO system represents a deregulated environment, the ISO attempts to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain unforced capacity commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. The General Partner entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which the Partnership sold its installed capacity to NYSEG in order to permit NYSEG to comply with ISO standards for system stability. The transition agreement was assumed by the Partnership on the date of acquisition of the Plants. The Partnership recognized revenue under this contract as it was earned, which was $68 per MW per day for installed capacity made available. This agreement expired on April 30, 2001.

     Income Taxes - A provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its revenues and expenses to the individual partners.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income - In 1999, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. As of December 31, 2001, the Partnership has recorded $28.5 million of other comprehensive income due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Partnership did not have any items of other comprehensive income.

     New Accounting Pronouncements - On January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. The Statement requires that the Partnership recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Derivatives that are effective hedges are recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction of Other Comprehensive Income in Partner's Capital of $66.3 million.

     The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the year ended December 31, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the year ended December 31, 2001.

     Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $15.7 million of other comprehensive income is expected to be recognized as a reduction to earnings over the next twelve months. Amounts recorded in Other Comprehensive Income during the year ended December 31, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                      $(66.3)
         Reclassified to earnings                                        12.2
         Change in fair value                                            82.6
                                                                        ------
         Balance, December 31, 2001                                    $ 28.5
                                                                        ======

     In addition to the electric derivatives classified as cash flow hedge contracts, the Partnership has a Transmission Congestion Contract that is a derivative under the definition of SFAS No.133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. In 2000, this contract was also recorded at fair value with changes in fair value recorded through income under the requirements of Emerging Issues Task Force (EITF) No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

     Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues generated from commodity forwards, swaps and options, which are entered into for the hedging of forecasted sales, are recorded based on settlement accounting with the net amount received recognized as revenue for 1999 and 2000. In 2001, such contracts were accounted for in accordance with SFAS No. 133. Revenues for ancillary and other services are recorded when the services are rendered.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership's balance sheet at that date, regardless of when the assets were initially recognized. The Partnership has not determined the effects of this standard on its financial reporting.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long- lived assets. The Partnership has not determined the effects of this standard on its financial reporting.

     Reclassifications - Certain prior year and prior period amounts have been reclassified on the consolidated financial statements to conform with the 2001 presentation.

3.   ACQUISITION

     On May 14, 1999, the Partnership's four Plants were acquired from NYSEG for approximately $914 million. The Partnership acquired ownership of two of the Plants, Westover (formerly known as Goudey) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, the Partnership entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Partnership accounts for these leases as a financing (see Note 6).

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

     In connection with the acquisition, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediations for soil and ground water contamination. The Partnership engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and the Partnership's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. The Partnership recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost. As of December 31, 2001, $155,000 was classified as a current liability.

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

     The Partnership received payments for installed capacity under the New York Transition Agreement while it was in effect (see Note 2). Payments received while the Somerset Plant was out of service, of approximately $2.1 million, reduced the total amount of capitalized costs. Total costs capitalized during construction were approximately $52 million, which included approximately $5.2 million in capitalized interest.

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

     On November 30, 2001, AES Funding entered into a thirty-nine month loan agreement with a syndicate of financial institutions and institutional lenders, with Citibank, N.A. as Agent, in the amount of $300 million. The proceeds were used to refinance in full the debt outstanding under the Loan Agreement dated May 11, 1999.

     Collateral for the loan consists of a pledge of the membership interests of AES New York Holdings, L.L.C., a direct wholly owned subsidiary of AES Funding, which is the 100% direct owner of both the General Partner and the Limited Partner.

     AES Funding is dependent upon the residual cash flows from the Partnership received in the form of dividends to service its debt. The loan is payable on February 28, 2005, and bears interest at a variable rate based on the terms of the loan agreement, which was 6.875% as of December 31, 2001. The Partnership has no obligation to repay this loan. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES New York Holdings, L.L.C., which would divest AES of control of the Partnership.

6.   LEASE FINANCING

     The Partnership's leases for the Somerset and Cayuga Plants are accounted for as a financing (see Note 3). Minimum lease payments and the present value of the lease obligations are as follows (in thousands):


                                            Principal      Interest            Lease
     Fiscal Years ending December 31,        Portion       Imputed            Payments

          2002                              $ 6,223      $ 56,354          $    62,577
          2003                                1,665        55,885               57,550
          2004                                7,846        55,604               63,450
          2005                                4,411        55,039               59,450
          2006                                6,898        54,652               61,550
          Thereafter                        618,506       696,161            1,314,667
                                           ---------     ---------         ------------

     Total minimum lease payments           645,549       973,695            1,619,244

     Less imputed interest                                                    (973,695)
                                                                           ------------

     Present value of minimum lease payments                               $   645,549

     Less current portion                                                        6,223
                                                                           ------------
     Lease financing - long term                                           $   639,326
                                                                           ============

     Through January 2, 2020, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants. As of December 31, 2001, the Partnership has not deferred any portion of the lease obligations.

     The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 9.252% and 9.024% for the Somerset and Cayuga Plants, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 2001. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased Plants, as of December 31, 2001 and 2000, was approximately $52.1 million and $31.5 million, respectively. The agreements governing the leases restrict the Partnership's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity. The ability of the Partnership to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met. In connection with the lease agreements, the Partnership is required to maintain an additional liquidity account. The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see Note 2) or $29 million. As of December 31, 2001, the Partnership had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by BankBoston, dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of the Partnership. However, the Partnership is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

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

7.   COMMITMENTS AND CONTINGENCIES

     Coal Purchases - In connection with the acquisition of the Partnership's four Plants, the Partnership assumed from NYSEG an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on the third lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the commitment of the Partnership for 2003 that is not subject to renegotiation and possible cancellation is one lot plus 50% of the estimated coal usage for the Cayuga Plant. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, the Partnership would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of December 31, 2001, the remaining liability was approximately $3.3 million.

     Based on the coal purchase commitments for 2002 and 2003, the Partnership has expected coal purchases ranging between $100.0 and $130.0 million and between $20.7 and $24.7 million, respectively.

     Transmission Agreements - On August 3, 1998, the General Partner entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the General Partner under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by the Partnership on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, the Partnership discontinued using this service. The Partnership did not intend to transmit over these lines and was required to pay the current fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because the Partnership did not use the lines during this period, the Partnership received no economic benefit subsequent to the acquisition.

     The Partnership was informed by NIMO that the Partnership would be responsible for the monthly fees of $500,640 under the existing transmission agreement to the originally scheduled termination date of October 1, 2004. On October 5, 1999, the Partnership filed a complaint against NIMO alleging that the Partnership has a right to non-firm transmission service upon six months prior notice without payment of $500,640 in monthly fees subsequent to the cancellation date of November 19, 1999. On March 9, 2000, a settlement was reached between the Partnership and NIMO, which was subsequently approved by the Federal Energy Regulatory Commission (FERC). According to the settlement, the Partnership will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999 to October 1, 2004, and in turn, will receive a form of transmission service commencing on May 1, 2000, which the Partnership believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. The Partnership has the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 MW over firm transmission lines from the Somerset Plant. The Partnership has the right to designate alternate points of delivery on NIMO's transmission system provided that the Partnership is not entitled to receive any transmission service charge credit on the NIMO system.

     On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded a loss of approximately $29.4 million for the year ended December 31, 2001 related to this contract.

     Line of Credit Agreement - On May 14, 1999, the Partnership established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, the Partnership entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. The Partnership can borrow up to $35 million for working capital purposes under this facility. In addition, the Partnership can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. During 2001, there was one draw. That draw was for $7 million on July 13, 2001 at an interest rate of 8.125%. That draw was repaid on July 31, 2001.

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

     The Partnership received an information request letter dated October 12, 1999 from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. If the Attorney General or the DEC does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants. The Partnership is unable to estimate the impact, if any, of these investigations on its financial condition or results of future operations.

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

     On October 16, 2001 AES Greenidge, L.L.C. was awarded a Federal Clean Coal Grant that will fund 50% of the capital costs and 30% of the operations and maintenance costs for backend technology. This technology will include a single bed, in-duct Selective Catalytic Reduction (SCR) unit in combination with low-NOx combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber for SO2, mercury and acid gas removal. AES Greenidge L.L.C.'s share of the costs for the 54-month project will be approximately $9.8 million.

8.   RELATED PARTY TRANSACTIONS

     The Partnership has entered into a contract with Somerset Railroad Corporation (SRC), a wholly owned subsidiary of AES NY3, L.L.C., which is an indirect wholly owned subsidiary of AES, pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. The Partnership will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC's outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. As of December 31, 2001, 2000 and 1999, $4.2 million, $4.6 million and $2.4 million, respectively, has been recorded by the Partnership as operating expenses and other accrued liabilities under this agreement.

     On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. From August 14, 2000 to August 13, 2002, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. From August 14, 2002 to August 13, 2005, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for the Base Rate loans and LIBOR plus 1.500% for LIBOR loans. From August 14, 2005 to August 13, 2008, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.875% for the Base Rate loans and LIBOR plus 1.625% for LIBOR loans. From August 14, 2012 to August 13, 2014, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.125% for the Base Rate loans and LIBOR plus 1.875% for LIBOR loans. From August 14, 2008 to August 13, 2012, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.375% for the Base Rate loans and LIBOR plus 2.125% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $23.2 million as of December 31, 2001.

     In November 2000, the Partnership entered into a three-year agreement for energy marketing services with Odyssey, a wholly owned subsidiary of AES. Odyssey is responsible for marketing the Partnership's electric energy, unforced capacity, and ancillary services. The Partnership will pay Odyssey $300,000 per month over the term of the agreement.

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

     Odyssey maintains a transaction management system to manage day-ahead commitments with the New York ISO and swap and physical values with counter-parties and to provide daily financial reporting and end of day budget variance, forward mark to market and commercially accepted risk analysis.

     In 2001, the Partnership entered into bilateral contract transactions with AES New Energy, a wholly owned subsidiary of AES. These transactions include forward sales of electric energy and unforced capacity at market based rates. For the year ended December 31, 2001, the Partnership recognized revenues of approximately $11.7 million related to the physical delivery of electricity or unforced capacity and the subsequent change in the market value of these contracts. As of December 31, 2001 the related account receivable - trade between AES New Energy and the Partnership was $2.6 million. The exposure at December 31, 2001 related to these contract transactions is less than 10% of the Partnership's estimated cash revenues for the year 2001.

     Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, which are to be reimbursed by the Partnership. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.

     AES contributed approximately $9.4 million to the Partnership in 2001, related to the construction of the SCR on Unit 1 of the Cayuga Plant, which became operational on June 7, 2001.

9.   BENEFIT PLANS

     Effective May 14, 1999, the Partnership adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of NYSEG. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant was fixed as of such date. As of December 31, 2001, the Plan was funded to the extent required by Internal Revenue Code (IRC) Section 412 minimum funding and the requirement of IRC
     Section 404, maximum contribution limits. The Partnership will make the required minimum contribution within the Employee Retirement Income Security Act (ERISA) guidelines. Pension benefits are based on years of credited service, age of the participant, and average earnings. During 2000 and 2001, collectively bargained people were offered the opportunity to freeze their accrued benefit payable under the Plan and opt into the AES Profit Sharing and Stock Ownership Plans.

     Significant assumptions used in the calculations of the net benefit cost and projected benefit obligation for the periods ending December 31, 2001, 2000 and 1999 are as follows:

          Discount rate                                                   6.25%

          Rate of compensation increase                                   4.75%

          Expected long-term rate of return on plan assets                8.00%

Net benefit cost for the period ended December 31, 2001, 2000 and 1999 includes the following components (in thousands):


                                                                  2001          2000          1999
                                                                --------      --------      --------
         Service cost                                          $    408      $    851      $    498
         Interest cost on projected benefit obligation            1,293         1,487           879
         Expected return on plan assets                            (312)          (56)          -
         Curtailment gain                                           -          (5,271)          -
                                                                --------      --------      --------

         Net benefit cost                                      $  1,389      $ (2,989)        1,377
                                                                ========      ========      ========

     Change in projected benefit obligation (in thousands):
         Projected benefit obligation, beginning of periods    $ 20,801      $ 23,880      $ 22,503
         Service cost                                               408           851           498
         Interest cost                                            1,293         1,487           879
         Actuarial (gain) loss                                     (469)          409           -
         Benefits paid                                             (193)         (167)          -
         Curtailment                                                -          (5,659)          -
                                                                --------      --------      --------

         Projected benefit obligation, end of year/period      $ 21,840      $ 20,801      $ 23,880
                                                                ========      ========      ========


                                                                  2001          2000          1999
                                                                --------      --------      --------
     Change in plan assets (in thousands):
         Fair value of plan assets (in thousands):             $  2,020      $    -             -
         Actual return on plan assets                              (156)           77           -
         Employer contributions                                   3,202         2,110           -
         Benefits paid                                             (193)         (167)          -
                                                                --------      --------      --------

         Fair value of plan assets, end of year                $  4,873      $  2,020           -
                                                                --------      --------      --------
         Funded status/accrued benefit liability               $(16,968)     $(18,781)     $(23,880)
                                                                ========      ========      ========

     The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Partnership as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion
     (APB) No. 16, Business Combinations. The accumulated benefit obligation was approximately $16.7 million, $15.5 million and $11.2 million as of December 31, 2001, 2000 and 1999, respectively.

     During 2000, 137 participants of the Plan opted out and either joined an AES Plan, retired, or became terminated. This resulted in a curtailment gain to the Plan of approximately $ 5.3 million and is included within other income in the statement of income. As of December 31, 2001, the Plan had 101 active participants.

     Additionally, people of the Partnership and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide Partnership matching contributions. Participants are fully vested in their own contributions and the Partnership's matching contributions.

10.  LONG-TERM INCENTIVE PROGRAM

     Stock Option Plan - Employees of the Partnership participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. The following disclosures relate to the Partnership employees' share of benefits under the SOP. Options granted during 2001 and 2000 of 469,899 and 12,756, respectively, had weighted average fair value of approximately $13.52 and $22.50, respectively, using the Black-Scholes valuation method. Significant assumptions used in the Black-Scholes valuation method for shares granted in 2001 and 2000 were: expected stock price volatility of 86% and 48% respectively; expected dividend yield of 0% and 0%, respectively; risk-free interest rate of 4.8% and 5.1%, respectively; and an expected life of 8 years and 7 years, respectively. No options were granted during 1999.

     Outstanding stock options become exercisable on a cumulative basis commencing two years from the date of grant and expire ten years after the date of grant. As permitted under SFAS No. 123,"Accounting for Stock-Based Compensation", AES applies APB Opinion No. 25 in accounting for the SOP. As the exercise price of all stock options are equal to their fair market value at the time the options are granted, the Partnership did not recognize any compensation expense related to the SOP using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS No. 123, the Partnership's consolidated earnings would have decreased by $6,117,979 and $273,368 in 2001 and 2000, respectively.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Partnership's current financial assets and liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31, 2001. The Partnership is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

12.  SEGMENT INFORMATION

     Under the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Partnership's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.

13.  RESTRICTIONS ON DISTRIBUTIONS TO PARTNERS

     The Partnership's ability to make distributions to its partners is restricted by the terms of the agreements governing the leases of the Somerset and Cayuga Plants. The Partnership may make a distribution to its partners only on or within ten business days after a semiannual rent payment date (commencing with the rent payment date occurring on July 2, 2000), so long as the conditions as specified in the agreements have been met. The Partnership has made four distributions to its partners to date:
     July 11, 2000, in the amount of $35 million; January 12, 2001, in the amount of $32.5 million; July 12, 2001, in the amount of $65.7 million; and January 9, 2002, in the amount of $32.6 million.

14.  SUBSEQUENT EVENTS

     AES contributed approximately $1.2 million to the Partnership in January 2002, related to the construction of the SCR on Unit 1 of Cayuga, which became operational on June 7, 2001.

     On February 19, 2002, AES announced that it intends to reposition itself in the electric business by fully contracting or divesting its merchant generation businesses. AES stated that it made this decision to reduce earnings volatility and strengthen its balance sheet. The Partnership is one of the merchant generating businesses. The Partnership's business could be fully contracted if it were to sign one or more long-term power sales agreements for the output of the Plants. As of the date of this Annual Report on Form 10-K, no specific proposal to fully contract or divest the Partnership's operations is under consideration. The Partnership is adopting a policy of not commenting on proposed transactions and we disclaim any obligation to provide information with respect to proposed transactions until a definitive agreement has been reached.

INDEPENDENT AUDITORS' REPORT


To the Member of
 AES NY, L.L.C.

We have audited the accompanying consolidated balance sheets of AES NY, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated balance sheets present fairly, in all material respects, the financial position of AES NY, L.L.C. and subsidiaries as of December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP

McLean, Virginia
February 19, 2002

                                 AES NY, L.L.C.
                          CONSOLIDATED BALANCE SHEETS,
                     DECEMBER 31, 2001 and DECEMBER 31, 2000

(Amounts in Thousands)
-------------------------------------------------------------------------------------------
December 31,                                                    2001                 2000
                                                               ------               ------
ASSETS

CURRENT ASSETS:
     Restricted cash:
        Operating - cash and cash equivalents            $      5,805         $     12,207
        Revenue account                                        71,606               73,141
     Accounts receivable - trade                               27,590               34,976
     Accounts receivable - affiliates                           3,254                2,651
     Accounts receivable - other                                2,316                2,430
     Inventory                                                 29,615               25,151
     Prepaid expenses                                           6,539                6,244
                                                         -------------        -------------
          Total current assets                                146,725              156,800
                                                         -------------        -------------
PROPERTY, PLANT, EQUIPMENT, AND RELATED ASSETS:
     Land                                                       7,334                7,327
     Electric generation assets (net of accumulated
        depreciation of $66,962 and  $39,390)                 733,473              743,029
     Other Intangible assets -net of accumulated
        amortization of $19,941 and $12,273                   225,864              232,480
                                                         -------------        -------------
          Total property, plant, equipment
            and related assets                                966,671              982,836
                                                         -------------        -------------
OTHER ASSETS:
    Derivative valuation                                       55,182                 -
     Transmission contract                                       -                  24,851
     Rent reserve account                                      31,719               30,978
                                                         -------------        -------------
TOTAL ASSETS                                             $  1,200,297         $  1,195,465
                                                         =============        =============
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $      1,663         $      1,457
     Lease financing - current                                  6,223                1,813
     Environmental remediation                                    155                2,000
     Accrued interest expense                                  28,353               29,472
     Due to The AES Corporation and affiliates                  6,586                8,746
     Other accrued expenses                                    14,772               18,912
     Other liabilities                                          4,629                5,020
                                                         -------------        -------------
          Total current liabilities                            62,381               67,420
                                                         -------------        -------------

LONG-TERM LIABILITIES:
     Lease financing - long-term                              639,326              645,549
     Environmental remediation                                 13,420               12,801
     Defined benefit plan obligation                           16,630               18,592
     Other liabilities                                          1,058                3,267
     Derivative valuation liability                            26,665                 -
     Transmission Congestion contract                           3,506                 -
                                                         -------------        -------------
          Total long-term liabilities                         700,605              680,209
                                                         -------------        -------------
TOTAL LIABILITIES                                             762,986              747,629

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST                                             432,938              443,358
MEMBER'S EQUITY                                                 4,373                4,478
                                                         -------------        -------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                    $  1,200,297         $  1,195,465
                                                         =============        =============

        The notes are an integral part of the consolidated Balance Sheets

                                 AES NY, L.L.C.
                      NOTES TO CONSOLIDATED BALANCE SHEETS,
          YEAR ENDED DECEMBER 31, 2001 AND YEAR ENDED DECEMBER 31, 2000

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

     The Company was established for the purpose of acting as the general partner of both AEE and ACR. In this capacity, the Company is responsible for the day-to-day management of AEE and ACR and their operations and affairs, and is responsible for all liabilities and obligations of both entities.

     AEE, a Delaware limited partnership, was formed on December 2, 1998. AEE's wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). AEE began operations on May 14, 1999. Prior to that date, AEE had no operations. AEE was established for the purpose of owning and operating four coal-fired electric generating stations (the AEE Plants) with a total combined capacity of 1,268 MW. Two of the plants are owned by AEE and two of the plants are leased by AEE (see Note 5), and are operated by AEE's wholly owned subsidiaries in the State of New York, pursuant to operation and maintenance agreements with AEE. The limited partner of AEE is AES NY 2, L.L.C. (the Limited Partner), which is also an indirect wholly owned subsidiary of AES.

     ACR, a Delaware limited partnership, was formed on December 3, 1998. ACR's wholly owned subsidiaries are AES Jennison, L.L.C. and AES Hickling, L.L.C., which each owns a coal-fired electric generating station (the ACR Plants) with a combined capacity of 156 MW. ACR began operations on May 14, 1999. Prior to that date ACR had no operations. The limited partner of ACR is AES NY 2, L.L.C. The AEE Plants and the ACR Plants are hereinafter referred to collectively as "the Plants."

     At the time that AEE and ACR acquired the Plants, AEE and ACR entered into two-year agreements for energy marketing services with Merchant Energy Group of the Americas, Inc. (MEGA), which was then an Annapolis, Maryland-based subsidiary of Gener S.A., but which has since been sold. MEGA was responsible for marketing AEE's and ACR's electric energy, installed capacity, and ancillary services in the deregulated New York power market. The marketing agreements between AEE and ACR and MEGA were terminated effective November 26, 2000. AEE has paid MEGA $1.6 million and made the first of four additional payments from 2002 to 2005 of $225,000 each, as part of the termination of the agreement with MEGA. Gener S.A. subsequently became a direct wholly owned subsidiary of AES.

     AEE and ACR entered into arrangements with AES Odyssey, L.L.C.(Odyssey), a direct wholly owned subsidiary of AES. These agreements commenced on November 27, 2000 and are for a term of three years. Odyssey will provide data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month (see note 8).

     The AEE Plants sell generated electricity, as well as unforced capacity and ancillary services, directly into the markets operated by the New York Independent System Operator (ISO) system, PJM (Pennsylvania, New Jersey, Maryland) Interconnection and ISO New England. For Federal regulatory purposes, AEE and ACR are exempt wholesale generators (EWGs). As EWGs, AEE and ACR cannot make retail sales of electricity, and can only make wholesale sales of electricity, installed capacity, and ancillary services into wholesale power markets.

     During the fourth quarter of 2000, ACR placed the ACR Plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants.

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

     The assets of the Company on a stand-alone basis at December 31, 2001 and 2000 (using the equity method of accounting) consist only of the 1% ownership interest in AEE ($4,330,000 and $4,414,000, respectively) and the 1% ownership interest in ACR ($32,000 and $64,000, respectively). The Company had no liabilities as of December 31, 2001 and 2000, other than liabilities of AEE and ACR for which it is responsible as General Partner of AEE and ACR.

     Restricted Cash - Under the terms of the deposit and disbursement agreement entered into by AEE in connection with the lease of two AEE Plants (see
     Note 5), all revenues of AEE and its subsidiaries are deposited into a revenue account administered by Bankers Trust Company, as depositary agent. On request of AEE and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget is not permitted under the terms of the lease documents. Amendments, modifications or reallocations of the annual operating budget that result in changes of 25% (positive or negative) in the amounts set forth in the annual operating budget require confirmation from an independent engineer that such payment is based on reasonable assumptions.

     Inventory - Inventory valued at the lower of cost (average cost basis) or market, consists of coal and other raw materials used in generating electricity, spare parts, materials, and supplies.

     Inventory, as of December 31 consisted of the following (in thousands):

                                                          2001        2000
                                                       ----------  ----------
         Coal and other raw materials                   $  13,488   $   7,487
         Spare parts, materials, and supplies              16,127      17,664
                                                       ----------  ----------

         Total                                          $  29,615   $  25,151
                                                       ==========  ==========

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

     The Company is currently evaluating the future of the Jennison and Hickling plants and may dispose or shut down these plants. As such, the electric generation assets of these two plants are being depreciated over two years using the straight-line method. Maintenance and repairs are charged to expense as incurred. During the fourth quarter of 2000, ACR placed the ACR Plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The ACR Plants continue to generate revenue from the sales of environmental allowances which they receive from regulatory authorities.

     Electric generation assets as of December 31 consisted of the following (in thousands):

                                                                2001
                                                   ------------------------------
                                                      AEE        ACR      Total

     Electric generation tangible assets          $ 794,901   $ 5,534   $800,435
     Other intangible assets                        245,805       -     $245,805
     Accumulated depreciation and amortization      (82,564)   (4,339)  $(86,903)
                                                   ---------   -------   --------
     Total                                        $ 958,142   $ 1,195   $959,337
                                                   =========   =======   ========

                                                                2000
                                                   ------------------------------
                                                      AEE        ACR      Total

     Electric generation tangible assets          $ 777,658   $ 4,761   $782,419
     Other intangible assets                        244,753       -     $244,753
     Accumulated depreciation and amortization      (49,022)   (2,641)  $(51,663)
                                                   ---------   -------   --------
     Total                                        $ 973,389   $ 2,120   $975,509
                                                   =========   =======   ========


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

     Rent Reserve Account - As part of AEE's lease obligation (see Note 5), AEE is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 2001 and 2000, AEE had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among AEE, each Owner Trust (see Note 3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, AEE deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned thereunder at an interest rate of 4.79% per annum. Interest earnings as of December 31, 2001, 2000, and 1999 were approximately $1.5 million, $1.4 million and $870,000, respectively, and are included in the rent reserve account balance. At December 31, 2001 and 2000, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheets, as it can only be utilized to satisfy lease obligations.

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

     New York Transition Agreement - As the New York ISO system represents a deregulated environment, the ISO attempts to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain installed capacity commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. The Company entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which AEE and ACR sold their installed capacity to NYSEG in order to permit NYSEG to comply with ISO standards for system stability. The transition agreement was assumed by AEE and ACR on the date of acquisition of the AEE and the ACR Plants. The Company recognized revenue under this contract as it was earned, which was $68 per MW per day for installed capacity made available. This agreement expired on April 30, 2001.

     Income Taxes - A provision for Federal and state income taxes has not been made in the accompanying financial statements since the Company, AEE and ACR do not pay income taxes but rather allocate their revenues and expenses to their member or partners.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income - In 1999 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. As of December 31, 2001, the Company has recorded $28.5 million of other comprehensive income due to the adoption of SFAS No. 133. In the years prior to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company did not have any items of other comprehensive income.

     New Accounting Pronouncements - On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. The Statement requires that the Company recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective, hedges are adjusted to fair value through income. Derivatives that are effective hedges are recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction of Other Comprehensive Income in member's equity of $66.3 million.

     AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the year ended December 31, 2001. No significant amounts of hedge ineffectiveness were recognized in earnings during the year ended December 31, 2001.

     Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $15.7 million of other comprehensive income is expected to be recognized as a reduction to earnings over the next twelve months. Amounts recorded in Other Comprehensive Income during the year ended December 31, 2001, were as follows (in millions):

         Transition adjustment on January 1, 2001                     $(66.3)
         Reclassified to earnings                                       12.2
         Change in fair value                                           82.6
                                                                       ------
         Balance, December 31, 2001                                   $ 28.5
                                                                       ======

     In addition to the electric derivatives classified as cash flow hedge contracts, AEE has a Transmission Congestion Contract that is a derivative under the definition of SFAS No. 133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. In 2000, this contract was also recorded at fair value with changes in fair value recorded through income under the requirements of Emerging Issues Task Force (EITF) No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

     Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues generated from commodity forwards, swaps and options, which are entered into for the hedging of forecasted sales, are recorded based on settlement accounting with the net amount received recognized as revenue for 1999 and 2000. In 2001 such contracts were accounted for in accordance with SFAS No. 133. Revenues for ancillary and other services are recorded when the services are rendered.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company has not determined the effects of this standard on its financial reporting.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not determined the effects of this standard on its financial reporting.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The Company believes that the initial adoption of the provisions of SFAS No. 144 will not have any material impact on its financial position or results of operations.

     Reclassifications - Certain prior year and prior period amounts have been reclassified on the consolidated financial statements to conform with the 2001 presentation.

3.   ACQUISITION

     On May 14, 1999, the AEE Plants were acquired from NYSEG for approximately $914 million. AEE acquired ownership of two of the Plants, Westover (formerly known as Goudey) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, AEE entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Company accounts for these leases as financing leases.

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

     In connection with the acquisition of the AEE Plants, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediations for soil and ground water contamination. AEE engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and AEE's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. AEE recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost at the acquisition date. As of December 31, 2001, $155,000 was classified as a current liability.

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

     AEE received payments for installed capacity under the New York Transition Agreement while it was in effect (see Note 2). Payments received while the Somerset Plant was out of service, of approximately $2.1 million, reduced the total amount of capitalized costs. Total costs capitalized during construction were approximately $52 million, which included approximately $5.2 million in capitalized interest.

     The purchase agreement with NYSEG relating to the acquisition of the AEE Plants provided for a post-closing adjustment of the purchase price to reflect the actual value of inventories and a pro rata allocation of various expenses as of the acquisition date. As a result of this adjustment and to settle other contractual obligations, NYSEG returned approximately $1.6 million to AEE in 2000.

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

     During the fourth quarter of 2000, ACR placed the ACR Plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants. The ACR plants continue to generate revenue from the sales of environmental allowances which they receive from regulatory authorities.

4.   CAPITALIZATION

     The Company is indirectly owned by AES NY Funding, L.L.C. (AES Funding), which is a special purpose financing vehicle established to raise a portion of the capital contributed to AEE and ACR through the Company and AES NY 2, L.L.C, the limited partner of AEE and ACR. AES Funding is a direct wholly owned subsidiary of AES.

     On May 11, 1999, AES Funding entered into a three-year loan agreement with a syndicate of banks, with Morgan Guaranty Trust Company of New York as Agent, in the amount of $300 million. AES Funding contributed 1% of this amount to the Company and 99% of this amount to AES NY 2, L.L.C. which, in turn, made an aggregate capital contribution of $300 million to AEE. AES also contributed capital in the amount of approximately $57 million through AES Funding, which subsequently contributed this amount to the Company and AES NY 2, L.L.C. which, in turn, made a capital contribution of approximately $54 million to AEE and approximately $3 million to ACR.

     On November 30, 2001, AES Funding entered into a thirty-nine month loan agreement with a syndicate of financial institutions and institutional lenders, with Citibank, N.A. as Agent, in the amount of $300 million. The proceeds were used to refinance in full the debt outstanding under the Loan Agreement dated May 11, 1999.

     Collateral for the loan consists of a pledge of the membership interests of AES NY Holdings, L.L.C., a direct wholly owned subsidiary of AES Funding, which is the 100% direct owner of both the Company and AES NY 2, L.L.C.

     AES Funding is dependent upon the residual cash flows from AEE and ACR received in the form of dividends to service its debt. The loan is payable on February 28, 2005, and bears interest at a variable rate based on the terms of the loan agreement, which was 6.875% as of December 31, 2001. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES NY Holdings, L.L.C., which would divest AES of control of the Company, AEE, and ACR.

5.   LEASE FINANCING

     AEE's leases for the Somerset and Cayuga Plants are accounted for as a financing (see Note 3). Minimum lease payments and the present value of the lease obligations are as follows (in thousands):

                                          Principal     Imputed        Lease
      Fiscal Years Ending December 31,     Portion      Interest      Payments

      2002                              $   6,223      $ 56,354    $   62,577
      2003                                  1,665        55,885        57,550
      2004                                  7,846        55,604        63,450
      2005                                  4,411        55,039        59,450
      2006                                  6,898        54,652        61,550
      Thereafter                          618,506       696,161     1,314,667
                                          -------      ---------   -----------

      Total minimum lease payments        645,549       973,695     1,619,244

      Less imputed interest                                          (973,695)
                                                                   -----------

      Present value of minimum lease payments                         645,549

      Less current portion                                              6,223
                                                                   -----------

      Lease financing - long term                                     639,326
                                                                   ===========

     Through January 2, 2020, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants.

     The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 9.252% and 9.024% for the Somerset and Cayuga Plants, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 2001. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased Plants, as of December 31, 2001 and 2000, was approximately $52.1 million and $31.5 million, respectively.

     The agreements governing the leases restrict AEE's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity. AEE's ability to make distributions to its partners is restricted by the terms of the agreements governing the leases of the Somerset and Cayuga Plants. The ability of AEE to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met. In addition, AEE may make a distribution to its partners only on or within ten business days after a semiannual rent payment date (commencing with the rent payment date occurring on July 2, 2000) so long as the conditions as specified in the agreements have been met. AEE has made four distributions to its partners to date: July 11, 2000, in the amount of $35 million; January 12, 2001, in the amount of $32.5 million; July 12, 2001, in the amount of $65.7 million; and January 9, 2002, in the amount of $32.6 million.

     In connection with the lease agreements, AEE is required to maintain an additional liquidity account. The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see Note 2) or $29 million. As of December 31, 2001, AEE had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by BankBoston, dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of AEE. However, AEE is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

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

6.   COMMITMENTS AND CONTINGENCIES

     Coal Purchases - In connection with the acquisition by AEE of its four Plants, AEE assumed from NYSEG an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal for Somerset as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on the third lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the commitment of AEE for 2003 that is not subject to renegotiation and possible cancellation is one lot plus 50% of the estimated coal usage for Cayuga. The termination date for the contract is the end of 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, AEE would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of December 31, 2001, the remaining liability was approximately $3.3 million.

     Based on the coal purchase commitments for 2002 and 2003, AEE has expected coal purchases ranging between $100.0 and $130.0 million and between $20.7 and $24.7 million, respectively.

     Transmission Agreements - On August 3, 1998, the Company entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the Company under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by AEE on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, AEE discontinued using this service. AEE did not intend to transmit over these lines and was required to pay the current fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because AEE did not use the lines during this period, AEE received no economic benefit subsequent to the acquisition.

     AEE was informed by NIMO that AEE would be responsible for the monthly fees of $500,640 under the existing transmission agreement to the originally scheduled termination date of October 1, 2004. On October 5, 1999, AEE filed a complaint against NIMO alleging that AEE has a right to non-firm transmission service upon six months prior notice without payment of $500,640 in monthly fees subsequent to the cancellation date of November 19, 1999. On March 9, 2000, a settlement was reached between AEE and NIMO, which was subsequently approved by the Federal Energy Regulatory Commission
     (FERC). According to the settlement, AEE will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999, to October 1, 2004 and in turn, will receive a form of transmission service commencing on May 1, 2000, which AEE believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004. AEE has the right under a Remote Load Wheeling Agreement ("RLWA") to transmit 298 MW over firm transmission lines from the Somerset Plant. AEE has the right to designate alternate points of delivery on NIMO's transmission system provided that AEE is not entitled to receive any transmission service charge credit on the NIMO system. On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded a loss of approximately $29.4 million for the year ended December 31, 2001 related to this contract.

     Line of Credit Agreement - On May 14, 1999, AEE established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, AEE entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. AEE can borrow up to $35 million for working capital purposes under this facility. In addition, AEE can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. During 2001, there was one draw. That draw was for $7 million on July 13, 2001 at an interest rate of 8.125%. That draw was repaid on July 31, 2001.

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

     AEE received an information request letter dated October 12, 1999 from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from the New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the AEE and ACR Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. If the Attorney General or the DEC does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties might be imposed and further emission reductions may be necessary at these Plants. The Company is unable to estimate the impact, if any, of these investigations on its financial condition or results of operations.

     On April 14, 2000, AEE received a request for information pursuant to
     Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. The EPA has commenced an industry-wide investigation of coal- fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. AEE has provided the requested documentation and the EPA is currently evaluating the materials. The Company is unable to estimate the impact, if any, of this investigation on its financial condition or results of future operations.

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

     On October 16, 2001 AES Greenidge, L.L.C. was awarded a Federal Clean Coal Grant that will fund 50% of the capital costs and 30% of the operations and maintenance costs for backend technology. This technology will include a single bed, in-duct

     Selective Catalytic Reduction (SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber for SO2, mercury and acid gas removal. AES Greenidge L.L.C.'s share of the costs for the 54-month project will be approximately $9.8 million.

     In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater downgradient of an ash disposal site. The consent order includes a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was conducted and indicated that there is a possibility that some groundwater remediation at the site may be required. AEE2, L.L.C. contributed one-half of the costs to close the landfill, which were approximately $2 million, and will contribute additional costs for long term groundwater monitoring. While the actual closure costs may exceed $1.6 million, which is included in the environmental remediation liability (see Note 3), management does not expect any added closure costs to be material.

     ACR has recently reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, since the Jennison and Hickling Plants were placed on long term cold standby. ACR has notified the NYSDEC and anticipates determining what remediation is needed, if any. Until ACR develops a plan with the NYSDEC, the Company cannot estimate if this will have a material effect of its operations.

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

     On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. From August 14, 2000 to August 13, 2002, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. From August 14, 2002 to August 13, 2005, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for the Base Rate loans and LIBOR plus 1.500% for LIBOR loans. From August 14, 2005 to August 13, 2008, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.875% for the Base Rate loans and LIBOR plus 1.625% for LIBOR loans. From August 14, 2012 to August 13, 2014, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.125% for the Base Rate loans and LIBOR plus 1.875% for LIBOR loans. From August 14, 2008 to August 13, 2012, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.375% for the Base Rate loans and LIBOR plus 2.125% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $23.2 million as of December 31, 2001.

     In November 2000, AEE entered into a three-year agreement for energy marketing services with Odyssey, a wholly owned subsidiary of AES. Odyssey is responsible for marketing AEE's electric energy, unforced capacity, and ancillary services. AEE will pay Odyssey $300,000 per month over the term of the agreement.

     Odyssey acts as agent on behalf of AEE in the over-the-counter and New York ISO markets. As agent, Odyssey manages all energy transactions under AEE's name including (i) preparing confirmations for AEE and approving confirmations with counter-parties, (ii) conducting monthly check-outs with counter-parties as appropriate before the preparation of invoices, (iii) invoicing counter-parties for the term of the transactions and (iv) otherwise managing and executing the terms of the transactions in accordance with their provisions.

     Odyssey provides data management services for AEE by maintaining databases of pricing, load, transmission, weather and generation data to aid in analysis to optimize the value of AEE's assets. Odyssey maintains a transaction management system to manage day-ahead commitments with the New York ISO and swap and physical values with counter-parties and to provide daily financial reporting and end-of-day budget variance, forward mark to market and commercially accepted risk analysis.

     In 2001, AEE entered into derivative transactions with AES New Energy, a wholly owned subsidiary of AES. These transactions include the forward sales of electric energy and unforced capacity. For the year ended December 31, 2001, AEE recognized revenues of approximately $11.7 million related to the physical delivery of electricity or unforced capacity and the subsequent change in the market value of these contracts. As of December 31, 2001 the related account receivable - trade between AES New Energy and AEE was $2.6 million. The exposure at December 31, 2001 related to these contract transactions is less than 10% of AEE's estimated cash revenues for the year 2001.

     Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, which are to be reimbursed by AEE. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.

     AES contributed approximately $9.4 million to AEE in 2001, related to the construction of the SCR on Unit 1 of the Cayuga Plant, which became operational on June 7, 2001.

8.   BENEFIT PLANS

     Effective May 14, 1999, the Company adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of NYSEG. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant was fixed as of such date. As of December 31, 2001, the Plan was funded to the extent required by Internal Revenue Code (IRC) Section 412 minimum funding and the requirement of IRC
     Section 404, maximum contribution limits. The Company will make the required minimum contribution within the Employee Retirement Income Security Act (ERISA) guidelines. Pension benefits are based on years of credited service, age of the participant, and average earnings. During 2000 and 2001, collectively bargained people were offered the opportunity to freeze their accrued benefit payable under the Plan and opt into the AES Profit Sharing and Stock Ownership Plans.



     Significant assumptions used in the calculations of projected benefit obligation are as follows:

         Discount Rate                                                    6.25%

         Rate of compensation increase                                    4.75%

         Expected long-term rate of return on plan assets                 8.00%

     Net benefit cost for the period ended December 31, 2001 and 2000, includes the following components (in thousands):

                                                                 2001         2000
                                                               --------     --------
         Service cost                                         $    408     $  1,255
         Interest cost on projected benefit obligation           1,407        1,759
         Expected return on plan assets                           (411)         (75)
         Curtailment gain                                         -          (7,192)
                                                               --------     --------

         Net benefit cost                                     $  1,404     $ (4,253)
                                                               ========     ========

     Change in projected benefit obligation (in thousands):
         Projected benefit obligation, beginning of periods   $ 22,697     $ 28,046
         Service cost                                              408        1,255
         Interest cost                                           1,407        1,759
         Actuarial (gain) loss                                    (803)        (603)
         Benefits paid                                            (317)        (180)
         Curtailment                                              -          (7,580)
                                                               --------     --------

         Projected benefit obligation, end of year/period     $ 23,392     $ 22,697
                                                               ========     ========

     Change in plan assets (in thousands):
         Fair value of plan assets (in thousands):            $  4,105     $   -
         Actual return on plan assets                             (225)          77
         Employer contributions                                  3,199        4,208
         Benefits paid                                            (317)        (180)
                                                               --------     --------

     Fair value of plan assets, end of year                   $  6,762     $  4,105
                                                               --------     --------
     Funded status/accrued benefit liability                  $(16,630)    $(18,592)
                                                               ========     ========

     The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Company as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion
     (APB) No. 16, Business Combinations. The accumulated benefit obligation was approximately $16.7 million and $17.4 million as of December 31, 2001 and 2000, respectively.

     During 2000, 137 participants of the Plan opted out and either joined an AES Plan, retired, or became terminated. This resulted in a curtailment gain to the Plan of approximately $5.3 million. Due to the ACR long-term standby status on its Plants, the number of active participants at the Jennison and Hickling Plants went from 55 at December 31, 1999 to zero at December 31, 2000 and remains zero at December 31, 2001. This resulted in a curtailment gain to the Plan of approximately $ 1.9 million. As of December 31, 2001, the Plan had 101 active participants.

     Additionally, employees of the Company and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide for Company matching contributions. Participants are fully vested in their own contributions and the Company's matching contributions.

9.   LONG-TERM INCENTIVE PROGRAM

     Stock Option Plan - Employees of the Company participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. The following disclosures relate to the Company employees' share of benefits under the SOP. Options granted during 2001 and 2000 of 469,899 and 12,756, respectively, had weighted average fair value of approximately $13.52 and $22.50, respectively, using the Black- Scholes valuation method. Significant assumptions used in the Black-Scholes valuation method for shares granted in 2001 and 2000 were: expected stock price volatility of 86% and 48% respectively; expected dividend yield of 0% and 0%, respectively; risk-free interest rate of 4.8% and 5.1%, respectively; and an expected life of 8 years and 7 years, respectively. No options were granted during 1999.

     Outstanding stock options become exercisable on a cumulative basis commencing two years from the date of grant and expire ten years after the date of grant. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", AES applies APB Opinion No. 25 in accounting for the SOP. As the exercise price of all stock options are equal to their fair market value at the time the options are granted, the Company did not recognize any compensation expense related to the SOP using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS No. 123, the Company's consolidated earnings would have decreased by $6,117,979 and $273,368 in 2001 and 2000, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's current financial assets and liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31, 2001. The Company is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

11.  SEGMENT INFORMATION

     Under the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.


12.  SUBSEQUENT EVENTS


     AES contributed approximately $1.2 million to AEE in January 2002, related to the construction of the SCR on Unit 1 of Cayuga, which became operational on June 7, 2001.

     On February 19, 2002, AES announced that it intends to reposition itself in the electric business by fully contracting or divesting its merchant generation businesses. AES stated that it made this decision to reduce earnings volatility and strengthen its balance sheet. The Company is one of the merchant generating businesses. The Company's business could be fully contracted if we were to sign one or more long-term power sales agreements for the output of its Plants. As of the date of this Annual Report on Form 10-K, no specific proposal to fully contract or divest the Company's operations is under consideration. The Company is adopting a policy of not commenting on proposed transactions and it disclaims any obligation to provide information with respect to proposed transactions until a definitive agreement has been reached.

                                                                    Exhibit 12.1


                            AES Eastern Energy, L.P.
             Statements Regarding Ratio of Earnings to Fixed Charges
       YEAR ENDED DECEMBER 31, 2001, YEAR ENDED DECEMBER 31, 2000, AND THE
         PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
                  (Amounts in Thousands, Except Ratio Amounts)



                                                                                        Period From
                                                                                        May 14, 1999
                                               Year Ended           Year Ended          (Inception)
                                            December 31, 2001    December 31, 2000    through December 31, 1999
                                           ------------------    -----------------    ----------------

Income from Continuing Operations            $    51,865           $    98,237          $   24,415

Add:  Fixed Charges                               58,434                57,314              38,906
Add:  Amortization of Capitalized Interest          -                      173                  95
Less: Interest Capitalized                          -                     -                 (5,187)
                                               ---------             ---------           ----------

Earnings                                         110,299               155,724              58,229
                                               ---------             ---------           ----------

Fixed Charges:
Add:  Interest expense and
      capitalized amounts (including
      construction related fixed
      charges)                                    58,434                57,314              33,719
Add: Interest capitalized                           -                     -                  5,187
                                               ---------             ---------           ----------

Total Fixed Charges                          $    58,434           $    57,314          $   38,906
                                               =========             =========           ==========

Ratio of Earnings to Fixed Charges                  1.89                  2.72                1.50
                                               =========             =========           ==========

                                                                    Exhibit 24.1




                                POWER OF ATTORNEY

         The undersigned, acting in the capacity or capacities stated opposite their respective names below, hereby severally constitute and appoint Jennifer Lowry, William R. Luraschi and Peter K. Ingerman and each of them with full power to act alone, our true and lawful attorneys and agents to do any and all acts and things and to execute any and all instruments which they deem necessary or advisable for AES NY, L.L.C., a Delaware limited liability company ("AES NY"), acting in its capacity as general partner of AES Eastern Energy, L.P., a Delaware limited partnership ("AES Eastern"), to enable AES Eastern to comply with the Securities Exchange Act of 1934, as amended, in connection with the execution and filing of the Annual Report on Form 10-K of AES Eastern for the year ended December 31, 2001 and any related registration statements, amendments, post-effective amendments or supplements thereto, including specifically, but without limiting the generality of the foregoing, the power and authority to sign the name of the AES NY, for itself or as general partner of AES Eastern, and the names of the undersigned directors and officers in the capacities indicated below.

         This Power of Attorney may be executed in counterparts, which together shall constitute one and the same instrument.

Signature                               Title                         Date
-------------------  ------------------------------------------  ---------------


/s/ Dan Rothaupt      President (chief executive officer) and     March 29, 2002
-------------------   Class A Director of AES NY, L.L.C.
    Dan Rothaupt


/s/ Barry J. Sharp    Class A Director of AES NY, L.L.C.          March 29, 2002
-------------------
    Barry J. Sharp


/s/ Roger F. Naill    Class A Director of AES, NY, L.L.C.         March 29, 2002
-------------------
    Roger F. Naill


/s/ Amy Conley         Vice President and Treasurer               March 29, 2002
--------------------   (principal financial officer)
    Amy Conley         of AES NY, L.L.C.