Form 10-Q
period 2002-03-31
AES EASTERN ENERGY LP
filed 2002-05-15
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the quarterly period ended March 31, 2002

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

                                       N/A
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .
Former name, former address and former fiscal year, if changed since last report.

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

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

   Consolidated Statements of Income for the three months ended
     March 31, 2002 and March 31, 2001......................................   3
   Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 .. 4 Consolidated Statements of Cash Flows for the three months ended
     March 31, 2002 and March 31, 2001......................................   5
   Statement of Changes in Partners' Capital for the three months ended
     March 31, 2002.........................................................   6
   Notes to Condensed Consolidated Financial Statements.....................   7

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Balance Sheets:

   Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001
   Notes to Condensed Consolidated Balance Sheets...........................  12

* The condensed consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.  Discussion and Analysis of Results of Operations and
         Financial Condition
         (a)  Results of Operations.........................................  17
         (b)  Liquidity and Capital Resources...............................  19





                                     PART II

Item 1.  Legal Proceedings..................................................  22
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits......................................................  22
         (b)  Reports on Form 8-K...........................................  22


Signature.................................................................... 23

     PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                            AES Eastern Energy, L.P.
                   Condensed Consolidated Statements of Income
          For the three months ending March 31, 2002 and March 31, 2001
                             (Amounts in Thousands)
--------------------------------------------------------------------------------

Three months ended March 31,                            2002          2001
                                                        ----          ----
Operating Revenues
  Energy                                             $69,052        $94,087
  Capacity                                             5,452          7,736
  Transmission congestion contract                     6,337          6,896
  Other                                                3,679          2,686
                                                    ---------       --------
     Total operating revenues                         84,520        111,405

Operating Expenses
  Fuel                                                34,542         36,024
  Operations and maintenance                           3,133          3,492
  General and administrative                          12,463         14,390
  Depreciation and amortization                        8,682          8,108
                                                    ---------       --------
     Total Operating Expenses                         58,820         62,014
                                                    ---------       --------

Operating Income                                      25,700         49,391

Other Income/(Expense)

  Interest expense                                   (14,415)       (14,956)
  Interest income                                        478            951
  Gain on derivative valuation                            91             69
                                                     --------       --------
Net Income                                           $11,854         $35,455
                                                    =========       ========













The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                      Condensed Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
(Amounts in Thousands)
--------------------------------------------------------------------------------
                                                         March 31,     Dec. 31,
                                                           2002          2001
                                                         --------      -------
ASSETS
Current Assets
  Restricted cash:
      Operating- cash and cash equivalents                $  2,376     $ 4,193
      Revenue Account                                       33,164      71,606
  Accounts receivable - trade                               26,704      27,590
  Accounts receivable - affiliates                            -            319
  Accounts receivable - other                                1,761       2,123
  Inventory                                                 26,188      29,615
  Prepaid expenses                                           8,583       6,464
                                                        ----------  ----------
      Total Current Assets                                  98,776     141,910
                                                        ----------  ----------
Property, Plant, Equipment and Related Assets
  Land                                                       6,900       6,884
  Electric generation assets (net of accumulated
    depreciation of $69,277 and $62,623)                   727,438     732,278
  Other intangible assets (net of accumulated
    amortization of $21,959 and $19,941)                   223,846     225,864
                                                        ----------  ----------
      Total property, plant, equipment and
           related assets                                  958,184     965,026
                                                        ----------   ---------
Other Assets
  Derivative valuation                                      35,004      55,182
  Transmission congestion contract                           3,622           -
  Rent reserve account                                      31,339      31,719
                                                        ----------  ----------
      Total Assets                                      $1,126,925  $1,193,837
                                                        ==========  ==========
LIABILITIES
Current Liabilities
  Accounts payable                                         $   788     $ 1,663
  Lease financing - current                                  4,420       6,223
  Environmental remediation                                     15         155
  Accrued interest expense                                  14,177      28,353
  Due to The AES Corporation and affiliates                  6,615       6,414
  Other accrued expenses                                    10,476      14,397
  Other liabilities and accrued expenses                     3,146       4,629
                                                        ----------  ----------
    Total Current Liabilities                               39,637      61,834
                                                        ----------  ----------
Long-term liabilities
  Lease financing - long term                              638,511     639,326
  Environmental remediation                                 10,093      11,442
  Defined benefit plan obligation                           17,482      16,968
  Derivative valuation liability                            23,417      26,665
  Transmission congestion contract                            -          3,506
  Other liabilities                                          1,274       1,057
                                                         ---------  ----------
    Total Long-term Liabilities                            690,777     698,964
                                                         ---------  ----------
    Total Liabilities                                      730,414     760,798

Commitments and Contingencies (Note 2)

PARTNERS' CAPITAL                                          396,511     433,039
                                                        ----------  ----------
Total Liabilities and Partners' Capital                 $1,126,925  $1,193,837
                                                        ==========  ==========


The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                 Condensed Consolidated Statements of Cash Flows
          For the three months ending March 31, 2002 and March 31, 2001

(Amounts in Thousands)
-------------------------------------------------------------------------------------
                                                       Three months     Three months
                                                           ended           ended
                                                       March 31, 2002  March 31, 2001
                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $  11,854       $  35,455
     Adjustments to reconcile net income to
      Net cash (used in) operating activities:
       Depreciation and amortization                            8,672           8,108
       Gain on transmission congestion
        contract valuation                                     (7,128)         (6,398)
       Gain on derivative                                         (91)            (69)
       Net defined benefit plan cost                              514             385
     Changes in current assets and liabilities:
       Accounts receivable                                      1,567           3,408
       Inventory                                                3,427          (2,387)
       Prepaid expenses                                        (2,119)            616
       Accounts payable                                          (875)            178
       Accrued interest expense                               (14,176)        (13,106)
       Due to AES Corporation and affiliates                      201           1,084
       Other liabilities                                       (3,921)         (1,838)
       Other accrued expenses                                  (2,757)         (1,482)
                                                             ---------       ---------

          Net cash (used in) provided by operating activities  (4,832)         23,954
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for capital additions                            (1,829)         (2,482)
     Decrease in restricted cash                               40,259          12,220
     Net change in rent reserve account                           380            (264)
                                                             ---------       ---------

          Net cash provided by investing activities            38,810           9,474
                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                           (32,560)        (32,500)
     Payments for deferred financing                             -               (468)
     Principal payments on lease obligations                   (2,618)           (460)
     Partner's contribution                                     1,200             -
                                                              ---------      ---------

          Net cash used in financing activities               (33,978)        (33,428)
                                                              ---------      ---------
CHANGE IN CASH AND CASH EQUIVALENTS                              -               -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   -               -
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    -          $    -
                                                              =========      =========



Supplemental Disclosure of Cash Flow Information:

Interest paid                                                 $ 27,493       $ 28,062
                                                              =========      =========


The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
             Consolidated Statement of Changes in Partners' Capital
                    For the three months ended March 31, 2002

(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                   Other
                                                   General  Limited             Comprehensive   Comprehensive
                                                   Partner  Partner    Total    Income(loss)    Income(loss)
                                                   -------  -------   --------  -------------   ------------
Balance, December 31, 2001                         $4,331   $428,708   $433,039    $28,544

Partners' contribution                                 12      1,188      1,200

Net income                                            119     11,735     11,854                  $ 11,854

Distributions paid                                   (326)   (32,234)   (32,560)

Accumulated other comprehensive income(loss)         (170)   (16,852)   (17,022)   (17,022)       (17,022)
                                                   -------  ---------  --------- ------------    -----------
Comprehensive Income(loss)                                                         $11,522       $(5,168)
                                                                                 ============    ===========
Balance, March 31, 2002                            $3,966   $392,545   $396,511
                                                  =======  =========  =========




The notes are an integral part of the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1.   Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of AES Eastern Energy, L.P. (the Partnership) reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Partnership's consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements as of December 31, 2001 and for the year then ended and notes contained therein, which are set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.  Commitments and Contingencies

Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on the third lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the commitment of the Partnership that is not subject to renegotiation and possible cancellation for 2003 is one lot plus 50% of the estimated coal usage for the Cayuga Plant. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, the Partnership would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of March 31, 2002, the remaining liability was approximately $2.6 million.

As of March 31, 2002, the remaining anticipated coal purchases for the year ending December 31, 2002 were between $99.2 and $129.2 million. Based on the coal purchase commitments for 2003, the Partnership has expected coal purchases ranging between $20.7 million and $24.7 million.

Transmission Agreements - On August 3, 1998, AES NY, L.L.C., the general partner of the Partnership (the General Partner), entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the General Partner under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by the Partnership on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, the Partnership discontinued using this service. The Partnership did not transmit over these lines but was required to pay the current fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because the Partnership did not use the lines during this period, the Partnership received no economic benefit subsequent to the acquisition.

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

On March 9, 2000, a settlement was reached between the Partnership and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC). According to the settlement, the Partnership will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999 to October 1, 2004, and in turn, will receive a form of transmission service commencing on May 1, 2000, which the Partnership believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004.

The Partnership has the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 MW over firm transmission lines from the Somerset Plant. The Partnership has the right to designate alternate points of delivery on NIMO's transmission system provided that the Partnership is not entitled to receive any transmission service charge credit on the NIMO system.

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force (EITF) No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded income of approximately $6.3 million in the first three months of 2002 related to this contract.

Line of Credit Agreement - On May 14, 1999, the Partnership established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, the Partnership entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. The Partnership can borrow up to $35 million for working capital purposes under this facility. In addition, the Partnership can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed, there have been two borrowings. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002.

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

The Partnership received an information request letter dated October 12, 1999 from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from the New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. If the Attorney General or the DEC does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants. The Partnership is unable to estimate the impact, if any, of these investigations on its financial condition or results of future operations. On April 14, 2000, the Partnership received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA) seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. The Partnership has provided the requested documentation, and the EPA is currently evaluating the materials. The Partnership is unable to estimate the impact, if any, of this investigation on its financial condition or results of future operations.

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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2001, and are also expected to have a surplus of NOX allowances in 2002. The Plants were self-sufficient with respect to SO2 allowances in 2001; however, it is expected that the Plants may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2002 assuming the Plants are operated at capacities similar to 2001. At current market prices, the cost could range from $1.7 million to $2.2 million to purchase sufficient SO2 allowances for 2002.


On October 16, 2001, AES Greenidge was awarded a Federal Clean Coal Grant that, if accepted, will fund 50% of the capital costs and 30% of the operations and maintenance costs for backend technology. This technology will include a single bed, in-duct Selective Catalytic Reduction (SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber (CDS) for SO2, Mercury and acid gas removal. AES Greenidge's share of the project's costs will be approximately $9.8 million.

The Partnership is obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of March 31, 2002 and 2001, The Partnership recorded $1.0 million and $1.3 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $22.8 million as of March 31, 2002.

The agreements governing the leases of the Somerset and Cayuga Plants include negative covenants restricting the Partnership's ability to incur indebtedness and to make payments to its partners (which are referred to as restricted payments). The incurrence of indebtedness covenant states that neither the Partnership nor any of its subsidiaries may create, incur, assume, suffer to exist, guarantee or otherwise become directly or indirectly liable with respect to indebtedness except for permitted indebtedness. Neither SRC nor the limited liability company that owns SRC may incur any indebtedness, other than the SRC credit facility or a replacement facility or other than any operating leases in respect of rail assets, without the written consent of the institutional investors that organized the trusts that own the Somerset and Cayuga Plants and lease them to the Partnership. These agreements do permit the Partnership to incur indebtedness for certain purposes and subject to applicable limits, including indebtedness to finance modifications to the Somerset and Cayuga Plants required by law and up to $100,000,000 of additional indebtedness, provided that no more than $75,000,000 of such additional indebtedness may be incurred to provide working capital and no more than $50,000,000 of such additional indebtedness may be secured by liens upon the Partnership's assets and no more than $25,000,000 of such additional indebtedness may be incurred for purposes other than to provide working capital. The covenant restricting incurrence of indebtedness will restrict the Partnership's future ability to obtain additional debt financing for working capital, capital expenditures or other purposes.

Note 3.  Comprehensive Income

Comprehensive Income - In 1999, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. As of March 31, 2002, the Partnership has recorded $11.5 million of other comprehensive income due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Partnership did not have any items of other comprehensive income.

On January 1, 2001, the Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended and interpreted, established new accounting and reporting standards for derivative instruments and hedging activities. The Statement requires that the Partnership recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Derivatives that are effective hedges are adjusted to fair value through other comprehensive income (loss) until the hedged items are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction of Other Comprehensive Income (OCI) in Partner's Capital of $66.3 million.

The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the three months ended March 31, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2002.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately $3 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the three months ended March 31, 2002, were as follows (in millions):

         Balance as of December 31, 2001                               $28.5
         Reclassified to earnings                                       11.9
         Change in fair value                                          (28.9)
                                                                       ------
         Balance, March 31, 2002                                        $11.5
                                                                       ======

In addition to the electric derivatives classified as cash flow hedge contracts, the Partnership has a Transmission Congestion Contract that is a derivative under the definition of SFAS No.133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. In 2000, this contract was also recorded at fair value with changes in fair value recorded through income under the requirements of EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

Note 4.  New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, entitled, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership's balance sheet at that date, regardless of when the assets were initially recognized. The Partnership will continue to amortize the other intangible assets currently recorded on the balance sheet. Any impairment will be determined in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Partnership has until June 30, 2002 to determine if an impairment exists and has not determined the effects of this standard on its financial reporting.

In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Partnership has not determined the effects of this standard on its financial reporting.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The Partnership believes that the initial adoption of the provisions of SFAS No. 144 will not have any material impact on its financial position or results of operations.

Note 5.   Reclassifications

Certain 2001 amounts have been reclassified in the condensed consolidated financial statements to conform with the 2002 presentation.

                                              AES NY, L.L.C.
                                   Condensed Consolidated Balance Sheets
                                   March 31, 2002 and December 31, 2001
(Amounts in Thousands)
-----------------------------------------------------------------------------------------
                                                          March 31,       December 31,
                                                            2002             2001
                                                        ------------      ------------
ASSETS
Current Assets
  Restricted cash:
      Operating - cash and cash equivalents               $ 3,585         $    5,805
      Revenue account                                      33,164             71,606
  Accounts receivable - trade                              26,704             27,590
  Accounts receivable - affiliates                          2,935              3,254
  Accounts receivable - other                               2,515              2,316
  Inventory                                                26,188             29,615
  Prepaid expenses                                          8,710              6,539
                                                        ----------         ----------
      Total Current Assets                                103,801            146,725

Property, Plant, Equipment and Related Assets
  Land                                                      7,350              7,334
  Electric generation assets(net of accumulated
     depreciation of $73,818 and $66,962)                 728,337            733,473
  Other intangible assets(net of accumulated
  amortization of $21,958 and $19,941)                    223,847            225,864
                                                        ----------         ----------
      Total property, plant, equipment
           and related assets                             959,534            966,671

Other Assets
  Derivative valuation asset                               35,004             55,182
  Transmission congestion contract                          3,621               -
  Rent reserve account                                     31,339             31,719
                                                       -----------        -----------
      Total Assets                                     $1,133,299         $1,200,297
                                                       ===========       ============
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
  Accounts payable                                     $      788             $1,663
  Lease financing - Current                                 4,420              6,223
  Environmental remediation                                    30                155
  Accrued interest expense                                 14,177             28,353
  Due to The AES Corporation and affiliates                 6,843              6,586
  Other accrued expenses                                   10,678             14,772
  Other liabilities                                         3,147              4,629
                                                         ----------         ----------
    Total Current Liabilities                              40,083             62,381

Long-term liabilities
  Lease financing - long-term                             638,511            639,326
  Environmental remediation                                11,847             13,420
  Defined benefit plan obligation                          17,175             16,630
  Other liabilities                                         1,274              1,058
  Derivative valuation liability                           23,417             26,665
  Transmission Congestion Contract                           -                 3,506
                                                        ----------         ----------
    Total Long-term Liabilities                           692,224            700,605
                                                        ----------         ----------
    Total Liabilities                                     732,307            762,986

Commitments and Contingencies (Note 3)

Minority Interest                                         396,983            432,938
Member's Equity                                             4,009              4,373
                                                       -----------        ----------
Total Liabilities and Member's Equity                  $1,133,299         $1,200,297
                                                       ===========        ===========



The notes are an integral part of the condensed consolidated financial statements.

Note 1.   Condensed Consolidated Balance Sheets

The accompanying unaudited condensed consolidated balance sheets of AES NY, L.L.C. (the Company) reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Company's consolidated financial position for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated balance sheets should be read in conjunction with the Company's consolidated balance sheet as of December 31, 2001 and notes contained therein, which are set forth in the Annual Report on Form 10-K of AES Eastern Energy, L.P. (AEE) for the year ended December 31, 2001.

Note 2.   Plants Placed on Long-Term Cold Standby

During the fourth quarter of 2000, AES Creative Resources, L.P. (ACR) placed its AES Hickling and AES Jennison plants (ACR Plants) on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants. AES Hickling will be fully depreciated at the end of the current year. AES Jennison is currently fully depreciated.

Note 3.   Commitments and Contingencies

Coal Purchases - In connection with the acquisition by AEE of its four coal-fired electric generating stations (the AEE Plants), AEE assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the AEE Somerset and Cayuga plants. Each year either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001, the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot, but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on the third lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the commitment of AEE that is not subject to renegotiation and possible cancellation for 2003 is one lot plus 50% of the estimated coal usage for Cayuga. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, AEE would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of March 31, 2001, the remaining liability was approximately $2.6 million.

As of March 31, 2001, the remaining anticipated coal purchases for the year ending December 31, 2001 was between $99.2 and $129.2 million. Based on the coal purchase commitments for 2003, AEE has expected coal purchases ranging between $20.7 million and $24.7 million.

Transmission Agreements - On August 3, 1998, the Company entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the Company under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by AEE on the date of acquisition of the Plants. In accordance with its plan, as of the acquisition date, AEE discontinued using this service. AEE did not transmit over these lines but was required to pay the current fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because AEE did not use the lines during this period, AEE received no economic benefit subsequent to the acquisition.

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

On March 9, 2000, a settlement was reached between AEE and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC). According to the settlement, AEE will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999 to October 1, 2004 and, in turn, will receive a form of transmission service commencing on May 1, 2000, which AEE believes will provide an economic benefit over the period of May 1, 2000 to October 1, 2004.

AEE has the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 MW over firm transmission lines from the Somerset Plant. AEE has the right to designate alternate points of delivery on NIMO's transmission system provided that AEE is not entitled to receive any transmission service charge credit on the NIMO system.

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force (EITF) No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded income of approximately $6.3 million in the first three months of 2002 related to this contract.

Line of Credit Agreement - On May 14, 1999, AEE established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, AEE entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. AEE can borrow up to $35 million for working capital purposes under this facility. In addition, AEE can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed, there have been two borrowings. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002.

Environmental - The Company has recorded a liability for environmental remediation associated with the acquisition of the AEE Plants and the ACR Plants. On an ongoing basis, the Company monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The AEE Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The six Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The six Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2001. The Plants were self-sufficient with respect to SO2 allowances in 2000 and 2001; however, it is expected that the Plants may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2002 assuming the Plants are operated at capacities similar to 2001. At current market prices, the cost could range from $1.7 million to $2.2 million to purchase sufficient SO2 allowances for 2002.

On October 16, 2001, AES Greenidge was awarded a Federal Clean Coal Grant that, if accepted, will fund 50% of the capital costs for backend technology and 30% of the operations and maintenance costs for a test and demonstration period. This technology will include a single bed, in-duct Selective Catalytic Reduction
(SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber
(CDS) for SO2, Mercury and acid gas removal. AES Greenidge's share of the costs for the 54 month project will be approximately $9.8 million.

In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater downgradient of an ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was carried out and indicated that there is a possibility that some groundwater remediation at the site may be required. AEE2, L.L.C. contributed one-half of the costs to close the landfill, which were approximately $2 million, and will contribute additional costs for long-term groundwater monitoring. While the actual closure costs may exceed $1.6 million, which is included in the environmental remediation liability, management does not expect any added closure costs to be material.

ACR has recently reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, since the Jennison and Hickling Plants were placed on long-term cold standby. AES Creative Resources, L.P. has notified the DEC and anticipates determining what remediation is needed, if any. Until ACR develops a plan with the DEC, the Company cannot estimate if this will have a material effect on its operations.

AEE is obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of March 31, 2002 and 2001, AEE had recorded $1.0 million and $1.3 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets.

The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $22.8 million as of March 31, 2002.

The agreements governing the leases of the Somerset and Cayuga Plants include negative covenants restricting AEE's ability to incur indebtedness and to make payments to its partners (which are referred to as restricted payments). The incurrence of indebtedness covenant states that neither AEE nor any of its subsidiaries may create, incur, assume, suffer to exist, guarantee or otherwise become directly or indirectly liable with respect to indebtedness except for permitted indebtedness. Neither SRC nor the limited liability company that owns SRC may incur any indebtedness, other than the SRC credit facility or a replacement facility or other than any operating leases in respect of rail assets, without the written consent of the institutional investors that organized the trusts that own the Somerset and Cayuga Plants and lease them to us. These agreements do permit us to incur indebtedness for certain purposes and subject to applicable limits, including indebtedness to finance modifications to the Somerset and Cayuga Plants required by law and up to $100,000,000 of additional indebtedness, provided that no more than $75,000,000 of such additional indebtedness may be incurred to provide working capital and no more than $50,000,000 of such additional indebtedness may be secured by liens upon our assets and no more than $25,000,000 of such additional indebtedness may be incurred for purposes other than to provide working capital. The covenant restricting incurrence of indebtedness will restrict our future ability to obtain additional debt financing for working capital, capital expenditures or other purposes.

Note 4.  Comprehensive Income

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"; which establishes rules for the reporting of comprehensive income and its components. As of March 31, 2002, the Company has recorded $11.5 million of other comprehensive income due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Company did not have any items of other comprehensive income.

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended and interpreted, established new accounting and reporting standards for derivative instruments and hedging activities. The Statement requires that the Company recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Derivatives that are effective hedges are adjusted to fair value through other comprehensive income (loss) until the hedged items are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative reduction of Other Comprehensive Income (OCI) in member's equity of $66.3 million.

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the three months ended March 31, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2002.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $3 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the three months ended March 31, 2002, were as follows (in millions):

         Balance, December 31, 2001                                    $28.5
         Reclassified to earnings                                       11.9
         Change in fair value                                          (28.9)
                                                                       ------
         Balance, March 31, 2002                                       $11.5
                                                                       ======

In addition to the electric derivatives classified as cash flow hedge contracts, AEE has a Transmission Congestion Contract that is a derivative under the definition of SFAS No. 133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. In 2000, this contract was also recorded at fair value with changes in fair value recorded through income under the requirements of EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

Note 5. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, entitled, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. AEE will continue to amortize the other intangible assets currently recorded on the balance sheet. Any impairment will be determined in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company has until June 30, 2002 to determine if an impairment exists and has not determined the effects of this standard on its financial reporting.

In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not determined the effects of this standard on its financial reporting.

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

Item 2. Discussion and analysis of results of operations and financial condition

Results of Operations for the three months ended March 31, 2002
---------------------------------------------------------------

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements, the related Notes to the Financial Statements and the selected financial data. Forward looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in the Forward Looking Statements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Significant Accounting Policies

    General

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Revenue Recognition, Property, Plant and Equipment, Contingencies and Derivatives.

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

    Property, Plant and Equipment

Electric generation assets that existed at the date of acquisition are recorded at fair market value. Somerset and Cayuga, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing. Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for Somerset and Cayuga, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. The lease expiration date for the Cayuga lease is November 13, 2027 and the lease expiration date for the Somerset lease is February 13, 2033. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods. Maintenance and repairs are charged to expense as incurred.

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

    Derivatives

On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended and interpreted, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives (including derivatives embedded in other contracts) be recorded as either assets or liabilities at fair value on the balance sheet. Changes in the derivative's fair value are to be recognized in earnings in the period of change, unless hedge accounting criteria are met. Hedge accounting allows the derivative's gains or losses in fair value to offset the related results of the hedged item. We utilize derivative financial instruments to manage commodity price risk. Although the majority of our derivative instruments qualify for hedge accounting, SFAS No. 133 resulted in more variation to our results of operations from changes in commodity prices. For the three months ended March 31, 2002, we recognized $6.3 million of income pursuant to SFAS No. 133 related to derivatives, which did not qualify for hedge accounting.

Results of Operations
---------------------
(Amounts in Millions)
                                                                         %
For the Quarter Ended March 31,               2002          2001      Change
                                             ------       ------     -------
Energy Revenue                                $69.1       $94.1      (26.6)

Capacity Revenue                                5.5         7.7      (28.6)

Transmission Congestion Contract                6.3         6.9       (8.7)

Other                                           3.7         2.7       37.0

Energy Revenues for the three months ended March 31, 2002 were $69.1 million, compared to $94.1 million for the comparable period of the prior calendar year, a decrease of 26.6%. The decrease in Energy Revenues is primarily due to lower market prices and lower demand. Market prices for peak and offpeak electricity were 43.9% and 37.6% lower than the comparable period of the prior calendar year. Demand for peak and offpeak electricity was 4.5% and 5.8% lower than the comparable period of the prior calendar year. Capacity Revenues for the three months ended March 31, 2002 were $5.5 million, compared to $7.7 million for the comparable period of the prior calendar year, a decrease of 28.6%. The decrease in capacity revenue is primarily due to the expiration of a long term capacity contract in April 2001. Capacity sales on the open market for the winter capacity period (November-May) were at lower rates. Transmission Congestion Contract income for the three months ended March 31, 2002 was $6.3 million, compared to $6.9 million for the comparable period of the prior calendar year, a decrease of 8.7%. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and the more populated areas in eastern New York. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses
--------------------                                            %
For the Quarter Ended March 31,          2002       2001     Change
                                        ------    ------    -------
Fuel expense                             $34.5     $36.0      (4.2)

Operations and maintenance                 3.1       3.5     (11.4)

General and administrative                12.5      14.4     (13.2)

Depreciation and amortization              8.7       8.1       7.4

Fuel Expenses for the three months ended March 31, 2002 were $34.5 million, compared to $36.0 million for the comparable period of the prior calendar year, a decrease of 4.2%. The decrease in Fuel Expenses is primarily due to lower operating levels due to lower demand. Operations and maintenance expense for the three months ended March 31, 2002 was $3.1 million, compared to $3.5 million for the comparable period of the prior calendar year, a decrease of 11.4%. This decrease is primarily due to outage expenses incurred in the first quarter of 2001. General and administrative expense for the three months ended March 31, 2002 was $12.5 million, compared to $14.4 million for the comparable period of the prior calendar year, a decrease of 13.2%. This decrease is primarily due to reversal of accruals for potential environmental liabilities which were resolved at a lower cost than projected. Depreciation and amortization expense for the three months ended March 31, 2002 was $8.7 million, compared to $8.1 million for the comparable period of the prior calendar year, an increase of 7.4%.

Other Expenses
--------------------                                          %
For the Quarter Ended March 31,          2002      2001     Change
                                        ------    ------    -------
Interest expense                         $14.4    $15.0       (4.0)

Interest Income                            0.5      1.0      (50.0)

Other Income/Expenses for the three months ended March 31, 2002 were net expenses of $13.9 million, compared to net expenses of $14.0 million for the comparable period of the prior calendar year, a decrease of 0.7%.


Liquidity and Capital Resources
-------------------------------

Net working capital at March 31, 2002 and December 31, 2001 was $59.1 million and $80.0 million, respectively.

Cash flow from our operations during the second half of 2001 was sufficient to cover the aggregate rental payments under the leases of Somerset and Cayuga paid January 2, 2002. We believe that cash flow from our full years' operations will be sufficient to cover aggregate rental payments due on July 2, 2002 and January 2, 2003. We also believe that future cash flows will be sufficient to cover future rent payments. The lease expiration date for the Cayuga lease is November 13, 2027 and the lease expiration date for the Somerset lease is February 13, 2033.

We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of March 31, 2002 and 2001, we had recorded $1.0 million and $1.3 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $22.8 million as of March 31, 2002.

At March 9, 2001, our $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, we entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed, there have been two borrowings. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002.

The agreements governing the leases of Somerset and Cayuga include negative covenants restricting our ability to incur indebtedness and to make payments to our partners (which are referred to as restricted payments). The incurrence of indebtedness covenant states that neither we nor any of our subsidiaries may create, incur, assume, suffer to exist, guarantee or otherwise become directly or indirectly liable with respect to indebtedness except for permitted indebtedness. Neither SRC nor the limited liability company that owns SRC may incur any indebtedness, other than the SRC credit facility or a replacement facility or other than any operating leases in respect of rail assets, without the written consent of the institutional investors that organized the trusts that own Somerset and Cayuga and lease them to us. These agreements do permit us to incur indebtedness for certain purposes and subject to applicable limits, including indebtedness to finance modifications to Somerset and Cayuga required by law and up to $100,000,000 of additional indebtedness, provided that no more than $75,000,000 of such additional indebtedness may be incurred to provide working capital and no more than $50,000,000 of such additional indebtedness may be secured by liens upon our assets and no more than $25,000,000 of such additional indebtedness may be incurred for purposes other than to provide working capital. The covenant restricting incurrence of indebtedness will restrict our future ability to obtain additional debt financing for working capital, capital expenditures or other purposes.

The restricted payment covenant states that, neither we nor any of our subsidiaries may make any distribution (other than to us or to any of our subsidiaries) unless it is made on or within 10 business days after a rent payment date, and the following conditions are also satisfied:

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


         (6) the coverage ratios for each of the two semiannual rent payment periods immediately preceding the rent payment date (based on actual operating history) must be equal to or greater than the required coverage ratio and the pro forma coverage ratios for each of the four semiannual periods immediately succeeding this rent payment date must be equal to or greater than the required coverage ratio; and


         (7) with respect to the SRC credit facility or any replacement facility, no event of default shall have occurred and be then continuing under the facilities and the remaining term of the SRC credit facility or any replacement facility shall not be less than 30 days.

Investing Activities

We incurred approximately $1.8 million and $2.5 million in capital expenditures with regard to our assets for the three months ended March 31, 2002 and 2001, respectively. We will make capital expenditures thereafter according to the maintenance program for our electricity generating stations. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our results of operations or our financial condition, other than the expenditures for the SCRs at Somerset and Cayuga, including the construction of new landfill space to manage ash from Somerset's SCR system operations and the construction of a SCR system on Cayuga Unit 1, which became operational on June 7, 2001, and expenditures for possible installation of a SCR system on Cayuga Unit 2, the U.S. Department of Energy Power Plant Improvement project on Greenidge Unit 4 and the Westover Overfire Air Project.

The AES Corporation contributed approximately $1.2 million to us in the first quarter of 2002. The contribution was accounted for as a partner's contribution and was related to the construction of the SCR on Unit 1 of Cayuga, which became operational on June 7, 2001.

Credit Rating Discussion

Credit ratings affect our ability to execute our commercial strategies in a cost-effective manner. In determining our credit rating, the rating agencies consider a number of factors. Quantitative factors that appear to have significant weight include, among other things, earnings before interest, taxes and depreciation and amortization ("EBITDA"); operating cash flow; total debt outstanding; fixed charges such as interest expense, lease payments; liquidity needs and availability and various ratios calculated from these factors. Qualitative factors appear to include, among other things, predictability of cash flows, business strategy, industry position and contingencies. As of the filing date, the pass through trust certificates issued to finance the acquisition of Somerset and Cayuga carry an investment grade rating (BBB-) from Standard & Poor's Ratings Services and Fitch IBCA, Inc. rating agencies and a non-investment grade rating (Ba1) from Moody's Investors Service, Inc. rating agency.

Trigger Events

Our commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit if our credit ratings were downgraded. Under such circumstances, we would need to post collateral to continue transacting risk-management business with many of our counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would have a negative effect on our profitability. If such collateral was not posted, our ability to continue transacting business as before the downgrade would be impaired. As of the filing date, we have not received any notice of any counterparty requesting additional collateral.

Financing Activities

Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of a distribution to AES NY, LLC. On January 11, 2002, we made a distribution payment of $32.5 million.

Forward-looking Statements

Certain statements contained in this Form 10-Q are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements speak only as of the date hereof. Forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "expects," "may," "intends," "will," "should" or "anticipates" or the negative forms or other variations of these terms or comparable terminology, or by discussions of strategy. Future results covered by the forward-looking statements may not be achieved. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant risks, uncertainties and other factors are discussed under the heading "Business (a) General Development of Business" in our Annual Report on Form 10-K, and you are urged to read this section and carefully consider such factors.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       See Note 2 to our Condensed Consolidated Financial Statements and Note 3 to the Condensed Consolidated Balance Sheets of AES NY, L.L.C. in Part I.


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




Date:  May 15, 2002