Form 10-Q
period 2002-06-30
AES EASTERN ENERGY LP
filed 2002-08-14
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the quarterly period ended June 30, 2002

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

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

   Consolidated Statements of Income for the three months ended
     June 30, 2002 and June 30, 2001  ........................................3
   Consolidated Statements of Income for the six months ended
     June 30, 2002 and June 30, 2001  ........................................4
   Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001  ....5
   Consolidated Statements of Cash Flows for the six months ended
     June 30, 2002 and June 30, 2001  ........................................6
   Statement of Changes in Partners' Capital for the six months ended
     June 30, 2002 ...........................................................7
   Notes to Condensed Consolidated Financial Statements.......................8

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Balance Sheets:

   Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001
   Notes to Condensed Consolidated Balance Sheets.............................13

* The condensed consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.  Discussion and Analysis of Results of Operations and
         Financial Condition
         (a)  Results of Operations...........................................21
         (b)  Liquidity and Capital Resources.................................23





                                     PART II

Item 1.  Legal Proceedings....................................................26
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits........................................................26
         (b)  Reports on Form 8-K.............................................26


Signature.....................................................................27

     PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                            AES Eastern Energy, L.P.
                   Condensed Consolidated Statements of Income
           For the three months ending June 30, 2002 and June 30, 2001

(Amounts in Thousands)
----------------------------------------------------------------------------------------------
Three months ended June 30,                            2002           2001
                                                       ----           ----
Operating Revenues
  Energy                                             $66,063        $81,184
  Capacity                                             9,673          6,800
  Transmission congestion contract                    12,632        (19,340)
  Other                                                1,014          1,037
                                                    ---------       --------
     Total operating revenues                         89,382         69,681

Operating Expenses
  Fuel                                                29,458         29,040
  Operations and maintenance                           5,205          7,756
  General and administrative                          14,312         12,393
  Depreciation and amortization                        8,689          8,198
                                                    ---------       --------
     Total Operating Expenses                         57,664         57,387
                                                    ---------       --------

Operating Income                                      31,718         12,294

Other Income/(Expense)

  Interest expense                                   (14,387)       (14,667)
  Interest income                                        592          1,269
  Loss on derivative valuation                            (6)          (302)
                                                     --------       --------
Net Income                                           $17,917        $(1,406)
                                                    =========       ========











The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                   Condensed Consolidated Statements of Income
            For the six months ending June 30, 2002 and June 30, 2001

(Amounts in Thousands)
--------------------------------------------------------------------------------

Six months ended June 30,                              2002          2001
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                            $135,115       $175,271
  Capacity                                            15,125         14,536
  Transmission congestion contract                    18,969        (12,444)
  Other                                                4,693          3,723
                                                    ---------       --------
     Total operating revenues                        173,902        181,086

Operating Expenses
  Fuel                                                64,000         65,064
  Operations and maintenance                           8,338         11,248
  General and administrative                          26,775         26,783
  Depreciation and amortization                       17,371         16,306
                                                    ---------       --------
     Total Operating Expenses                        116,484        119,401
                                                    ---------       --------

Operating Income                                      57,418         61,685

Other Income/(Expense)

  Interest expense                                   (28,802)       (29,623)
  Interest income                                      1,070          2,220
  Gain(loss) on derivative valuation                      85           (233)
                                                     --------       --------

Net Income                                           $29,771        $34,049
                                                    =========       ========










The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                      Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001

(Amounts in Thousands)
--------------------------------------------------------------------------------
                                                         June 30,     Dec. 31,
                                                           2002          2001
                                                         --------      -------
ASSETS
Current Assets
  Restricted cash:
      Operating- cash and cash equivalents                $  3,690     $ 4,193
      Revenue Account                                       63,610      71,606
  Accounts receivable - trade                               30,376      27,590
  Accounts receivable - affiliates                            -            319
  Accounts receivable - other                                  964       2,123
  Inventory                                                 26,476      29,615
  Prepaid expenses                                           4,864       6,464
                                                        ----------  ----------
      Total Current Assets                                 129,980     141,910
                                                        ----------  ----------
Property, Plant, Equipment and Related Assets
  Land                                                       6,900       6,884
  Electric generation assets (net of accumulated
    depreciation of $75,950 and $62,623)                   724,028     732,278
  Other intangible assets (net of accumulated
    amortization of $23,969 and $19,941)                   221,836     225,864
                                                        ----------  ----------
      Total property, plant, equipment and
           related assets                                  952,764     965,026
                                                        ----------   ---------
Other Assets
  Derivative valuation                                      34,125      55,182
  Transmission congestion contract                          12,107           -
  Rent reserve account                                      31,721      31,719
                                                        ----------  ----------
      Total Assets                                      $1,160,697  $1,193,837
                                                        ==========  ==========
LIABILITIES
Current Liabilities
  Accounts payable                                         $ 1,082     $ 1,663
  Lease financing - current                                  4,420       6,223
  Environmental remediation                                     15         155
  Accrued interest expense                                  28,237      28,353
  Due to The AES Corporation and affiliates                  7,239       6,414
  Other accrued expenses                                    13,269      14,397
  Other liabilities and accrued expenses                     2,316       4,629
                                                        ----------  ----------
    Total Current Liabilities                               56,578      61,834
                                                        ----------  ----------
Long-term liabilities
  Lease financing - long term                              638,511     639,326
  Environmental remediation                                  9,814      11,442
  Defined benefit plan obligation                           17,317      16,968
  Derivative valuation liability                            13,036      26,665
  Transmission congestion contract                            -          3,506
  Other liabilities                                          1,190       1,057
                                                         ---------  ----------
    Total Long-term Liabilities                            679,868     698,964
                                                         ---------  ----------
    Total Liabilities                                      736,446     760,798

Commitments and Contingencies (Note 2)

PARTNERS' CAPITAL                                          424,251     433,039
                                                        ----------  ----------
Total Liabilities and Partners' Capital                 $1,160,697  $1,193,837
                                                        ==========  ==========




The notes are an integral part of the condensed consolidated financial statements.


                            AES Eastern Energy, L.P.
                 Condensed Consolidated Statements of Cash Flows
            For the six months ending June 30, 2002 and June 30, 2001

(Amounts in Thousands)
-------------------------------------------------------------------------------------
                                                         Six months        Six months
                                                           ended             ended
                                                       June 30, 2002     June 30, 2001
                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $  29,771       $  34,049
     Adjustments to reconcile net income to
      Net cash (used in) operating activities:
       Depreciation and amortization                           17,355          16,306
      (Loss)gain on transmission congestion
        contract valuation                                    (15,613)         13,285
      (Loss)gain on derivative                                    (84)            233
       Net defined benefit plan cost                              349             211
     Changes in current assets and liabilities:
       Accounts receivable                                     (1,308)          4,325
       Inventory                                                3,139           1,782
       Prepaid expenses                                         1,600          (4,462)
       Accounts payable                                          (581)           (489)
       Accrued interest expense                                  (116)           (263)
       Due to AES Corporation and affiliates                      825           5,452
       Other liabilities                                       (1,128)         (1,075)
       Other accrued expenses                                  (3,949)         (2,711)
                                                             ---------       ---------

          Net cash provided by operating activities            30,260          66,643
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for capital additions                            (5,093)         (9,503)
     Decrease(increase)in restricted cash                       8,499         (23,173)
     Net change in rent reserve account                            (2)           (496)
                                                             ---------       ---------

          Net cash provided by investing activities             3,404         (33,172)
                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                           (32,560)        (32,560)
     Payments for deferred financing                             -               (511)
     Principal payments on lease obligations                   (2,618)           (460)
     Partner's contribution                                     1,514            -
                                                              ---------      ---------

          Net cash used in financing activities               (33,664)        (33,471)
                                                              ---------      ---------
CHANGE IN CASH AND CASH EQUIVALENTS                              -               -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   -               -
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    -          $    -
                                                              =========      =========



Supplemental Disclosure of Cash Flow Information:

Interest paid                                                 $ 27,493       $ 28,062
                                                              =========      =========






The notes are an integral part of the condensed consolidated financial statements.


                            AES Eastern Energy, L.P.
             Consolidated Statement of Changes in Partners' Capital
                     For the six months ended June 30, 2002

(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                   Other
                                                   General   Limited             Comprehensive  Comprehensive
                                                   Partner   Partner    Total    Income(loss)   Income(loss)
                                                   -------   -------   --------  -------------  -------------
Balance, December 31, 2001                         $4,331   $428,708   $433,039    $28,544

Partners' contribution                                 15      1,499      1,514

Net income                                            298     29,473     29,771                  $ 29,771

Distributions paid                                   (326)   (32,234)   (32,560)

Accumulated other comprehensive income(loss)          (75)    (7,438)   (7,513)     (7,513)        (7,513)
                                                   -------  ---------  --------- ------------    -----------
Comprehensive Income(loss)                                                         $21,031        $22,258
                                                                                 ============    ===========
Balance, June 30, 2002                             $4,243   $420,008   $424,251
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


Note 2.  Commitments and Contingencies

Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on the third lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the commitment of the Partnership that is not subject to renegotiation and possible cancellation for 2003 is one lot plus 50% of the estimated coal usage for the Cayuga Plant. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, the Partnership would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of June 30, 2002, the remaining liability was approximately $1.9 million.

The Partnership has contracts with other various coal suppliers. These contracts have minimum purchase requirements. These contracts include adequate assurance provisions that under some circumstances would require the Partnership to produce a mutually agreed upon form of credit enhancement.

As of June 30, 2002, the remaining anticipated coal purchases for the year ending December 31, 2002 were between $23.6 million and $47.6 million. Based on the coal purchase commitments for 2003, the Partnership has expected coal purchases ranging between $22.8 million and $26.8 million.

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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force (EITF) No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded income of approximately $19.0 million in the first six months of 2002 related to this contract.

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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2001, and are also expected to have a surplus of NOX allowances in 2002. The Plants were self-sufficient with respect to SO2 allowances in 2001; however, it is expected that the Plants may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2002 assuming the Plants are operated at capacities similar to 2001. At current market prices, the cost could range from $1.5 million to $2.2 million to purchase sufficient SO2 allowances for 2002.

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

The Partnership is obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of June 30, 2002 and 2001, The Partnership recorded $2.0 million and $2.5 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $22.3 million as of June 30, 2002.

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

Note 3.  Comprehensive Income

Comprehensive Income - In 1999, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. As of June 30, 2002, the Partnership has recorded $21.0 million of other comprehensive income due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Partnership did not have any items of other comprehensive income.

On January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended and interpreted, established new accounting and reporting standards for derivative instruments and hedging activities. The Statement requires that the Partnership recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Derivatives that are effective hedges are adjusted to fair value through other comprehensive income (loss) until the hedged items are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative reduction of Other Comprehensive Income (OCI) in Partner's Capital of $66.3 million.

The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the six months ended June 30, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2002.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately $9.4 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the six months ended June 30, 2002, were as follows (in millions):

         Balance as of December 31, 2001                               $28.5
         Reclassified to earnings                                       21.7
         Change in fair value                                          (29.2)
                                                                       ------
         Balance, June 30, 2002                                        $21.0
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

Note 4.  New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, entitled, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership's balance sheet at that date, regardless of when the assets were initially recognized. The Partnership will continue to amortize the other intangible assets currently recorded on the balance sheet. The adoption of SFAS 142 does not have a significant impact on The Partnership's financial reporting. Any impairment will be determined in accordance with the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Partnership's consolidated financial statements. The Partnership has not determined the effects of this standard on its financial reporting.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Partnership will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

Note 5.   Reclassifications

Certain 2001 amounts have been reclassified in the condensed consolidated financial statements to conform with the 2002 presentation.


Note 6.   Subsequent Events

Cash flow from the Partnership's operations during the first half of 2002 was sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generation Station due July 2, 2002. On this date, rental payments were made in the amount of $40.0 million.

Cash flow from operations in excess of the aggregate rental payments under the Partnership's leases may be distributed to AES NY, LLC if certain criteria are met. On July 5, 2002, the Partnership made a distribution payment of $31.4 million.

The Partnership borrowed $14.0 million on July 9, 2002, for working capital purposes under the $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. The borrowing was at an interest rate of 6.125%. The Partnership repaid $7.2 million on July 31, 2002.


In July 2002, the Partnership offered a Voluntary Early Retirement Program to union employees at the Cayuga, Greenidge and Westover Plants who were age 53 on or before December 31, 2002, have completed a period in service of at least five years under The Retirement Benefit Plan for Employees of AES NY, L.L.C., as of May 29, 1999 and retire on September 1, 2002. Forty-nine employees at the three Plants are eligible to retire under this program. The deadline for employees to accept the Voluntary Early Retirement Program is August 20, 2002.


                                 AES NY, L.L.C.
                      Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
(Amounts in Thousands)
-----------------------------------------------------------------------------------------
                                                          June 30,       December 31,
                                                            2002             2001
                                                        ------------      ------------
ASSETS
Current Assets
  Restricted cash:
      Operating - cash and cash equivalents               $ 4,103        $     5,805
      Revenue account                                      63,610             71,606
  Accounts receivable - trade                              30,376             27,590
  Accounts receivable - affiliates                          2,935              3,254
  Accounts receivable - other                               1,014              2,316
  Inventory                                                26,475             29,615
  Prepaid expenses                                          4,993              6,539
                                                        ----------         ----------
      Total Current Assets                                133,506            146,725

Property, Plant, Equipment and Related Assets
  Land                                                      7,350              7,334
  Electric generation assets(net of accumulated
     depreciation of $80,695 and $66,962)                 724,627            733,473
  Other intangible assets(net of accumulated
  amortization of $23,969 and $19,941)                    221,836            225,864
                                                        ----------         ----------
      Total property, plant, equipment
           and related assets                             953,813            966,671

Other Assets
  Derivative valuation asset                               34,125             55,182
  Transmission congestion contract                         12,107               -
  Rent reserve account                                     31,721             31,719
                                                       -----------        -----------
      Total Assets                                     $1,165,272         $1,200,297
                                                       ===========       ============
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
  Accounts payable                                     $    1,082             $1,663
  Lease financing - Current                                 4,420              6,223
  Environmental remediation                                    30                155
  Accrued interest expense                                 28,237             28,353
  Due to The AES Corporation and affiliates                 7,467              6,586
  Other accrued expenses                                   13,464             14,772
  Other liabilities                                         2,316              4,629
                                                         ----------         ----------
    Total Current Liabilities                              57,016             62,381

Long-term liabilities
  Lease financing - long-term                             638,512            639,326
  Environmental remediation                                11,568             13,420
  Defined benefit plan obligation                          17,009             16,630
  Other liabilities                                         1,190              1,058
  Derivative valuation liability                           13,036             26,665
  Transmission Congestion Contract                           -                 3,506
                                                        ----------         ----------
    Total Long-term Liabilities                           681,315            700,605
                                                        ----------         ----------
    Total Liabilities                                     738,331            762,986

Commitments and Contingencies (Note 3)

Minority Interest                                         422,672            432,938
Member's Equity                                             4,269              4,373
                                                       -----------        ----------
Total Liabilities and Member's Equity                  $1,165,272         $1,200,297
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

Note 3.   Commitments and Contingencies

Coal Purchases - In connection with the acquisition by AEE of its four coal-fired electric generating stations (the AEE Plants), AEE assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the AEE Somerset and Cayuga plants. Each year either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001, the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot, but the parties failed to reach agreement. Therefore, the parties have current commitments with respect to only two lots in 2002 and 50% of the anticipated coal purchases at the Cayuga Plant. Either party may request renegotiation during 2002 on the third lot, and a request could be made to renegotiate the lot for which an agreement was not reached in the prior year. Therefore, the commitment of AEE that is not subject to renegotiation and possible cancellation for 2003 is one lot plus 50% of the estimated coal usage for Cayuga. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, AEE would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of June 30, 2001, the remaining liability was approximately $1.9 million.

AEE has contracts with other various coal suppliers. These contracts have minimum purchase requirements. These contracts include adequate assurance provisions that under some circumstances would require AEE to produce a mutually agreed upon form of credit enhancement.

As of June 30, 2002, the remaining anticipated coal purchases for the year ending December 31, 2002 were between $23.6 million and $47.6 million. Based on the coal purchase commitments for 2003, AEE has expected coal purchases ranging between $22.8 million and $26.8 million.

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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force (EITF) No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded income of approximately $19.0 million in the first six months of 2002 related to this contract.

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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The AEE Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The six Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The six Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2001. The Plants were self-sufficient with respect to SO2 allowances in 2001; however, it is expected that the Plants may have a shortfall of approximately 10,000 to 13,000 SO2 allowances in 2002 assuming the Plants are operated at capacities similar to 2001. At current market prices, the cost could range from $1.5 million to $2.2 million to purchase sufficient SO2 allowances for 2002.

On October 16, 2001, AES Greenidge was awarded a Federal Clean Coal Grant that, if accepted, will fund 50% of the capital costs for backend technology and 30% of the operations and maintenance costs for a test and demonstration period. This technology will include a single bed, in-duct Selective Catalytic Reduction
(SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber
(CDS) for SO2, Mercury and acid gas removal. AES Greenidge's share of the costs for the project will be approximately $9.8 million.

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

ACR has recently reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, since the Jennison and Hickling Plants were placed on long-term cold standby. The early 2002 testing data indicates that the increase in concentrations has ended and are starting to decrease. AES Creative Resources, L.P. and the DEC have agreed that remediation is not needed at this time. ACR will continue to monitor the groundwater conditions and include an assessment of the groundwater concentration trends in its 2002 annual report to the DEC.

AEE is obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of June 30, 2002 and 2001, AEE had recorded $2.0 million and $2.5 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $22.3 million as of June 30, 2002.

The agreements governing the leases of the Somerset and Cayuga Plants include negative covenants restricting AEE's ability to incur indebtedness and to make payments to its partners (which are referred to as restricted payments). The incurrence of indebtedness covenant states that neither AEE nor any of its subsidiaries may create, incur, assume, suffer to exist, guarantee or otherwise become directly or indirectly liable with respect to indebtedness except for permitted indebtedness. Neither SRC nor the limited liability company that owns SRC may incur any indebtedness, other than the SRC credit facility or a replacement facility or other than any operating leases in respect of rail assets, without the written consent of the institutional investors that organized the trusts that own the Somerset and Cayuga Plants and lease them to AEE. These agreements do permit AEE to incur indebtedness for certain purposes and subject to applicable limits, including indebtedness to finance modifications to the Somerset and Cayuga Plants required by law and up to $100,000,000 of additional indebtedness, provided that no more than $75,000,000 of such additional indebtedness may be incurred to provide working capital and no more than $50,000,000 of such additional indebtedness may be secured by liens upon AEE's assets and no more than $25,000,000 of such additional indebtedness may be incurred for purposes other than to provide working capital. The covenant restricting incurrence of indebtedness will restrict the Company's future ability to obtain additional debt financing for working capital, capital expenditures or other purposes.

Note 4.  Comprehensive Income

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"; which establishes rules for the reporting of comprehensive income and its components. As of June 30, 2002, the Company has recorded $21.0 million of other comprehensive income due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Company did not have any items of other comprehensive income.

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

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the six months ended June 30, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2002.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $9.4 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the six months ended June 30, 2002, were as follows (in millions):

         Balance, December 31, 2001                                    $28.5
         Reclassified to earnings                                       21.7
         Change in fair value                                          (29.2)
                                                                       ------
         Balance, June 30, 2002                                        $21.0
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

Note 5. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, entitled, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company will continue to amortize the other intangible assets currently recorded on the balance sheet. The adoption of SFAS 142 does not have a significant impact on the Company's financial reporting. Any impairment will be determined in accordance with the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company has not determined the effects of this standard on its financial reporting.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

Note 6.   Subsequent Events

Cash flow from AEE's operations during the first half of 2002 was sufficient to cover the aggregate rental payments under the leases on the Somerset Generating Station and the Cayuga Generation Station due July 2, 2002. On this date, rental payments were made in the amount of $40.0 million.

Cash flow from operations in excess of the aggregate rental payments under AEE's leases may be distributed to AES NY, LLC if certain criteria are met. On July
5, 2002, AEE made a distribution of $31.4 million.

AEE borrowed $14.0 million on July 9, 2002, for working capital purposes under the $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. The borrowing was at an interest rate of 6.125%. AEE repaid $7.2 million on July 31, 2002

In July 2002, AEE offered a Voluntary Early Retirement Program to union employees at the Cayuga, Greenidge and Westover Plants who were age 53 on or before December 31, 2002, have completed a period in service of at least five years under The Retirement Benefit Plan for Employees of AES NY, L.L.C., as of May 29, 1999 and retire on September 1, 2002. Forty-nine employees at the three Plants are eligible to retire under this program. The deadline for employees to accept the Voluntary Early Retirement Program is August 20, 2002.

Item 2. Discussion and analysis of results of operations and financial condition

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and the related Notes to the Financial Statements. Forward looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in the Forward Looking Statements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

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

  Property, Plant and Equipment

Electric generation assets and inseparable intangible assets that existed at the date of acquisition are recorded at fair market value. Somerset and Cayuga, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing. Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for Somerset and Cayuga, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. The lease expiration date for the Cayuga lease is November 13, 2027 and the lease expiration date for the Somerset lease is February 13, 2033. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods. Maintenance and repairs are charged to expense as incurred.

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

  Derivatives

On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended and interpreted, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives (including derivatives embedded in other contracts) be recorded as either assets or liabilities at fair value on the balance sheet. Changes in the derivative's fair value are to be recognized in earnings in the period of change, unless hedge accounting criteria are met. Hedge accounting allows the derivative's gains or losses in fair value to offset the related results of the hedged item. We utilize derivative financial instruments to manage commodity price risk. Although the majority of our derivative instruments qualify for hedge accounting, SFAS No. 133 resulted in more variation to our results of operations from changes in commodity prices. For the six months ended June 30, 2002, we recognized $19.0 million of income pursuant to SFAS No. 133 related to derivatives, which did not qualify for hedge accounting.

We performed a value-at-risk (VaR) calculation on the transmission congestion contract with Niagara Mohawk Power Corporation using a model based on the variance/covariance methodology with a delta gamma model for optionality. We express VaR as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one-day holding period. Our daily VaR for the transmission congestion contract as of December 31, 2002 was $8.2 million.

Results of Operations for the three months ended June 30, 2002
-------------------------------------------------------------------------------
(Amounts in Millions)
                                                                             %
For the three months ended June 30,               2002         2001      Change
                                                 ------      ------     -------
Energy revenue                                   $66.1       $81.2      (18.6)

Capacity revenue                                   9.7         6.8       42.6

Transmission Congestion Contract                  12.6       (19.3)       -

Other                                              1.0         1.0        -

Energy revenues for the three months ended June 30, 2002 were $66.1 million, compared to $81.2 million for the comparable period of the prior calendar year, a decrease of 18.6%. The decrease in Energy Revenues is primarily due to lower market prices and lower demand. Market prices for peak and offpeak electricity were 33.3% and 23.4% lower than the comparable period of the prior calendar year. Demand for peak and offpeak electricity was 6.8% and 5.8% lower than the comparable period of the prior calendar year. The year-to-year price and demand comparisons are based on data reported by the New York ISO.

Capacity revenues for the three months ended June 30, 2002 were $9.7 million, compared to $6.8 million for the comparable period of the prior calendar year, an increase of 42.6%. The increase in capacity revenue is primarily due to the higher bilateral prices received for the current summer capacity period (May - October) over the prior year's summer capacity period.

Transmission Congestion Contract income for the three months ended June 30, 2002 was $12.6 million, compared to a loss of $19.3 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and eastern New York. This contract is a derivative under the definition of SFAS No. 133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses
--------------------                                                      %
For the three months ended June 30,             2002        2001      Change
                                               ------      ------     -------
Fuel expense                                   $29.5       $29.0        1.7

Operations and maintenance                       5.2         7.8      (33.3)

General and administrative                      14.3        12.4       15.3

Depreciation and amortization                    8.7         8.2        6.1

Fuel expenses for the three months ended June 30, 2002 were $29.5 million, compared to $29.0 million for the comparable period of the prior calendar year, a decrease of 1.7%.

Operations and maintenance expense for the three months ended June 30, 2002 was $5.2 million, compared to $7.8 million for the comparable period of the prior calendar year, a decrease of 33.3%. This decrease is primarily due to maintenance expenses incurred during a scheduled outage at Cayuga in the second quarter of 2001, which are not annually recurring. In addition, we have initiated a cost reduction program and a voluntary early retirement program.

General and administrative expense for the three months ended June 30, 2002 was $14.3 million, compared to $12.4 million for the comparable period of the prior calendar year, an increase of 15.3%. This increase is primarily due to significant increases in property taxes and property and medical insurance.

Depreciation and amortization expense for the three months ended June 30, 2002 was $8.7 million, compared to $8.2 million for the comparable period of the prior calendar year, an increase of 6.1%. This increase is primarily due to deprecation of the SCR system to reduce NOx emissions at Cayuga, which was operational June 7, 2001.

Other Expenses
--------------------                                                     %
For the three months ended June 30,             2002        2001     Change
                                               ------      ------    -------
Interest expense                               $14.4       $14.7       (2.0)

Interest income                                  0.6         1.3      (53.8)

Other income/expenses for the three months ended June 30, 2002 were net expenses of $13.8 million, compared to net expenses of $13.4 million for the comparable period of the prior calendar year, a decrease of 3.0%.

Results of Operations for the six months ended June 30, 2002
------------------------------------------------------------
(Amounts in Millions)
                                                                          %
For the six months ended June 30,               2002        2001      Change
                                               ------      ------     -------
Energy revenue                                $135.1       $175.3     (22.9)

Capacity revenue                                15.1         14.5       4.1

Transmission Congestion Contract                19.0        (12.4)      -

Other                                            4.7          3.7      27.0

Energy revenues for the six months ended June 30, 2002 were $135.1 million, compared to $175.3 million for the comparable period of the prior calendar year, a decrease of 22.9%. The decrease in Energy Revenues is primarily due to lower market prices and lower demand. Market prices for peak and off-peak electricity were 48.7% and 31.2% lower than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was 5.6% and 5.8% lower than the comparable period of the prior calendar year. The year-to-year price and demand comparisons are based on data reported by the New York ISO.

Capacity revenues for the six months ended June 30, 2002 were $15.1 million, compared to $14.5 million for the comparable period of the prior calendar year, an increase of 4.1%. The increase in capacity revenue is primarily due to the higher bilateral prices received for the current summer capacity period (May - October) over the prior year's summer capacity period, although the effects of lower market rates in 2001 were partially offset by a long term capacity contract which expired in April 2001.

Transmission Congestion Contract income for the six months ended June 30, 2002 was $19.0 million, compared to a loss of $12.4 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and eastern New York. This contract is a derivative under the definition of SFAS No. 133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses
--------------------                                                   %
For the six months ended June 30,             2002         2001     Change
                                             ------       ------    -------
Fuel expense                                  $64.0       $65.1       (1.7)

Operations and maintenance                      8.3        11.2      (25.9)

General and administrative                     26.8        26.8         -

Depreciation and amortization                  17.4        16.3        6.7

Fuel expenses for the six months ended June 30, 2002 were $64.0 million, compared to $65.1 million for the comparable period of the prior calendar year, a decrease of 1.7%. The decrease in Fuel Expenses is primarily due to lower operating levels due to lower demand.

Operations and maintenance expense for the six months ended June 30, 2002 was $8.3 million, compared to $11.2 million for the comparable period of the prior calendar year, a decrease of 25.9%. This decrease is primarily due to maintenance expenses incurred during a scheduled outage at Cayuga in the second quarter of 2001, which are not annually recurring expenses. In addition, we have initiated a cost reduction program and a voluntary early retirement program.

General and administrative expense for the six months ended June 30, 2002 was $26.8 million, compared to $26.8 million for the comparable period of the prior calendar year. The significant increases in property taxes and property and medical insurance were offset by reversal of accruals for potential environmental liabilities which were resolved at a lower cost than projected.

Depreciation and amortization expense for the six months ended June 30, 2002 was $17.4 million, compared to $16.3 million for the comparable period of the prior calendar year, an increase of 6.7%. This increase is primarily due to deprecation of the SCR system to reduce NOx emissions at Cayuga, which was operational June 7, 2001.

Other Expenses
--------------------                                                   %
For the six months ended June 30,             2002        2001     Change
                                             ------      ------    -------
Interest expense                             $28.8       $29.6       (2.7)

Interest income                                1.1         2.2      (50.0)

Other income/expenses for the six months ended June 30, 2002 were net expenses of $27.7 million, compared to net expenses of $27.4 million for the comparable period of the prior calendar year, a decrease of 1.1%.


Liquidity and Capital Resources
----------------------------------

Net working capital at June 30, 2002 and December 31, 2001 was $73.4 million and $80.1 million, respectively.

Cash flow from our operations during the first half of 2002 was sufficient to cover the aggregate rental payments under the leases of Somerset and Cayuga paid July 2, 2002. We believe that cash flow from our full years' operations will be sufficient to cover aggregate rental payments due on January 2, 2003. We also believe that future cash flows will be sufficient to cover future rent payments. The lease expiration date for the Cayuga lease is November 13, 2027 and the lease expiration date for the Somerset lease is February 13, 2033.

We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of June 30, 2002 and 2001, we had recorded $2.0 million and $2.5 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $22.3 million as of June 30, 2002.

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

There have been three borrowings under this facility from signing through August 14, 2002. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002. The third borrowing was for $14.0 million on July 9, 2002 at an interest rate of 6.125%. We repaid $7.2 million on July 31, 2002.

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

As of June 30, 2002, we were in compliance with all of the conditions of the restricted payment covenant.

Investing Activities

We incurred approximately $5.1 million and $9.5 million in capital expenditures with regard to our assets for the six months ended June 30, 2002 and 2001, respectively. We will make capital expenditures thereafter according to the maintenance program for our electricity generating stations. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

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

The AES Corporation contributed approximately $1.5 million to us in the first six months of 2002. The contribution was accounted for as a partner's contribution and was related to the construction of the SCR on Unit 1 of Cayuga, which became operational on June 7, 2001.

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

As of June 30, 2002, the outstanding exposure to these counterparties was approximately $2.1 million; if netted with outstanding accounts receivable, the exposure is approximately $500 thousand. We have requested credit assurance with a counterparty. The discussions between the two parties are continuing.

Financing Activities

Cash flow from operations in excess of the aggregate rental payments under our leases may be distributed to AES NY, LLC if certain criteria are met. On January 11, 2002 and July 5, 2002, we made distribution payments of $32.5 million and $31.4 million, respectively.

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




Date:  August 14, 2002