Form 10-Q
period 2002-09-30
AES EASTERN ENERGY LP
filed 2002-11-14
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the quarterly period ended September 30, 2002

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

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

Consolidated Statements of Income for the three months ended
  September 30, 2002 and September 30, 2001 ...............................   3
Consolidated Statements of Income for the nine months ended
  September 30, 2002 and September 30, 2001 ...............................   4
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001. 5 Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2002 and September 30, 2001 ...............................   6
Statement of Changes in Partners' Capital for the nine months ended
  September 30, 2002 ......................................................   7
Notes to Condensed Consolidated Financial Statements.......................   8

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Balance Sheets:

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
Notes to Condensed Consolidated Balance Sheets.............................  14

* The condensed consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2.  Discussion and Analysis of Results of Operations and
         Financial Condition
(a)      Results of Operations.............................................  21
(b)      Liquidity and Capital Resources...................................  24


Item 4.  Controls and Procedures...........................................  28



                                     PART II

Item 1.  Legal Proceedings.................................................  28
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.....................................................  28
         (b)  Reports on Form 8-K..........................................  28


Signature................................................................... 29

     PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                            AES Eastern Energy, L.P.
                  Condensed Consolidated Statements of Income
     For the three months ending September 30, 2002 and September 30, 2001
                            (Amounts in Thousands)
 -------------------------------------------------------------------------------

Three months ended September 30,                       2002          2001
                                                       ----          ----
Operating Revenues
  Energy                                             $87,241        $95,500
  Capacity                                            11,829          6,449
  Transmission congestion contract                   (14,730)       (13,724)
  Other                                                1,448            432
                                                    ---------       --------
     Total operating revenues                         85,788         88,657

Operating Expenses
  Fuel                                                36,833         36,566
  Operations and maintenance                           4,037          4,692
  General and administrative                          17,123         13,658
  Depreciation and amortization                        9,040          8,658
                                                    ---------       --------
     Total operating expenses                         67,033         63,574
                                                    ---------       --------

Operating Income                                      18,755         25,083

Other Income/(Expense)

  Interest expense                                   (15,596)       (14,386)
  Interest income                                        482            805
  (Loss)gain on derivative valuation                    (362)           320
                                                     --------       --------
Net Income                                           $ 3,279        $11,822
                                                    =========       ========




                     The notes are an integral part of the
                 condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                  Condensed Consolidated Statements of Income
               For the nine months ending September 30, 2002 and
                               September 30, 2001
                            (Amounts in Thousands)
--------------------------------------------------------------------------------

Nine months ended September 30,                         2002          2001
                                                       ----          ----
                                                           (Thousands)

Operating Revenues
  Energy                                             222,356       $270,771
  Capacity                                            26,954         20,985
  Transmission congestion contract                     4,239        (26,168)
  Other                                                6,141          4,155
                                                    ---------       --------
     Total operating revenues                        259,690        269,743

Operating Expenses
  Fuel                                               100,833        101,630
  Operations and maintenance                          12,375         15,940
  General and administrative                          43,898         40,441
  Depreciation and amortization                       26,411         24,964
                                                     ---------      --------
     Total operating expenses                        183,517        182,975
                                                    ---------       --------

Operating Income                                      76,173         86,768

Other Income/(Expense)

  Interest expense                                   (44,398)       (44,009)
  Interest income                                      1,552          3,025
  (Loss)gain on derivative valuation                    (277)            87
                                                     --------       --------

Net Income                                            33,050        $45,871
                                                    =========       ========




          The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                     Condensed Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                            (Amounts in Thousands)
--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                           2002         2001
                                                      ------------- -----------
ASSETS
Current Assets
  Restricted cash:
      Operating- cash and cash equivalents ..........   $   19,047   $    4,193
      Revenue Account ...............................       28,128       71,606
  Accounts receivable - trade .......................       29,742       27,590
  Accounts receivable - affiliates ..................         --            319
  Accounts receivable - other .......................        2,137        2,123
  Inventory .........................................       26,760       29,615
  Prepaid expenses ..................................        7,309        6,464
                                                        ----------   ----------
      Total Current Assets ..........................      113,123      141,910
                                                        ----------   ----------
Property, Plant, Equipment and Related Assets
  Land ..............................................        6,901        6,884
  Electric generation assets (net of accumulated
    depreciation of $82,939 and $62,623) ............      718,491      732,278
  Other intangible assets (net of accumulated
    amortization of $26,247 and $19,941) ............      219,568      225,864
                                                        ----------   ----------
      Total property, plant, equipment and
           related assets ...........................      944,960      965,026
                                                        ----------   ----------
Other Assets
  Derivative valuation ..............................       11,846       55,182
  Rent reserve account ..............................       31,341       31,719
                                                        ----------   ----------
      Total Assets ..................................   $1,101,270   $1,193,837
                                                        ==========   ==========
LIABILITIES
Current Liabilities
  Accounts payable ..................................        3,178   $    1,663
  Lease financing - current .........................        1,665        6,223
  Environmental remediation .........................         --            155
  Accrued interest expense ..........................       14,098       28,353
  Due to The AES Corporation and affiliates .........        7,310        6,414
  Other accrued expenses and liabilities ............       20,741       19,026
                                                        ----------   ----------
    Total Current Liabilities .......................       46,992       61,834
                                                        ----------   ----------
Long-term liabilities
  Lease financing - long term .......................      637,661      639,326
  Environmental remediation .........................        9,505       11,442
  Defined benefit plan obligation ...................       15,576       16,968
  Derivative valuation liability ....................       13,137       26,665
  Transmission congestion contract ..................        3,177        3,506
  Other liabilities .................................        1,110        1,057
                                                        ----------   ----------
    Total Long-term Liabilities .....................      680,166      698,964
                                                        ----------   ----------
    Total Liabilities ...............................      727,158      760,798

Commitments and Contingencies (Note 2)

PARTNERS' CAPITAL ...................................      374,112      433,039
                                                        ----------   ----------
Total Liabilities and Partners' Capital .............   $1,101,270   $1,193,837
                                                        ==========   ==========

          The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                Condensed Consolidated Statements of Cash Flows
      For the nine months ending September 30, 2002 and September 30, 2001

                            (Amounts in Thousands)
--------------------------------------------------------------------------------
                                                         Nine months Nine months
                                                           ended        ended
                                                          Sept. 30,   Sept 30,
                                                            2002        2001
                                                      --------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .......................................   $ 33,050    $ 45,871
     Adjustments to reconcile net income to
      Net cash (used in)operating activities:
       Depreciation and amortization ..................     26,622      24,966
       (Loss)gain on transmission congestion
          contract valuation ..........................       (329)     26,208
       Gain(loss) on derivative .......................        278         (87)
       Net defined benefit plan cost ..................     (1,392)     (1,531)
     Changes in current assets and liabilities:
         Accounts receivable ..........................     (1,847)      1,145
         Inventory ....................................      2,855      (5,334)
         Prepaid expenses .............................       (845)        (18)
       Accounts payable ...............................      1,515         901
       Accrued interest expense .......................    (14,255)    (15,237)
       Due to AES Corporation and affiliates ..........        896      (2,367)
       Other accrued expenses and liabilities .........       (325)      8,047
                                                          --------    --------

          Net cash provided by operating activities ...     46,223      82,564
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for capital additions ...................     (6,556)    (15,382)
     Decrease in restricted cash ......................     28,624      24,878
     Net change in rent reserve account ...............        378        (265)
                                                          --------    --------

          Net cash provided by investing activities ...     22,446       9,231
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid ...................................    (63,960)    (98,200)
     Payments for deferred financing ..................       --        (1,154)
     Principal payments on lease obligations ..........     (6,223)     (1,813)
     Partner's contribution ...........................      1,514       9,372
                                                          --------    --------

          Net cash used in financing activities .......    (68,669)    (91,795)
                                                          --------    --------
CHANGE IN CASH AND CASH EQUIVALENTS ...................       --          --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........       --          --
                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $   --      $   --

                                                          ========    ========



Supplemental Disclosure of Cash Flow Information:

Interest paid .........................................   $ 56,354    $ 59,246
                                                          ========    ========


          The notes are an integral part of the condensed consolidated financial statements.

                            AES Eastern Energy, L.P.
                 Consolidated Statement of Changes in Partners'
                  Capital For the nine months ended September
                                    30, 2002

                            (Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                    Accumulated
                                                                        Other
                                General      Limited                Comprehensive  Comprehensive
                                Partner      Partner        Total    Income(loss)  Income(loss)
                               ---------    ---------    ---------   ------------  -----------
Balance, December 31, 2001 .   $   4,331    $ 428,708    $ 433,039    $  28,544         --

Partners' Contribution .....          15        1,499        1,514

Net Income .................         331       32,719       33,050                    33,050

Distributions Paid .........        (640)     (63,320)     (63,960)

Accumulated OCI Income(loss)        (295)     (29,236)     (29,531)     (29,531)     (29,531)
                               ---------    ---------    ---------    ---------    ---------

Balance, September 30, 2002    $   3,742    $ 370,370    $ 374,112    $    (987)   $   3,519
                               =========    =========    =========    =========    =========




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

Note 2.  Commitments and Contingencies

Coal Purchases - In connection with the acquisition of the Partnership's four coal-fired electric generating stations (the Plants), the Partnership assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties have current commitments in 2002 with respect to only two lots for the Somerset Plant and 50% of the anticipated coal purchases at the Cayuga Plant. The supplier requested renegotiation during 2002 for the 2003 lot plus the 2002 lot for which agreement was not reached. On September 11, 2002, the Partnership and the supplier reached agreement on both of the lots. Therefore, the commitment of the Partnership for 2003 is three lots for the Somerset Plant plus 70% of the anticipated coal usage for the Cayuga Plant. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, the Partnership would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of September 30, 2002, the remaining liability was approximately $1.1 million.

As of September 30, 2002, the Partnership's remaining anticipated coal purchases for the year ending December 31, 2002 were between $20.0 and $23.0 million. Based on the coal purchase commitments for 2003, the Partnership has expected coal purchases ranging between $78.2 million and $86.2 million.

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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force (EITF) No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded income of approximately $4.2 million in the first nine months of 2002 related to this contract.

Line of Credit Agreement - On May 14, 1999, the Partnership established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, the Partnership entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. The Partnership can borrow up to $35 million for working capital purposes under this facility. In addition, the Partnership can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed, there have been three borrowings. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid in full on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002. The third borrowing was for $14.0 million on July 9, 2002, at an interest rate of 6.125%. The Partnership repaid the borrowing in two installments: $7.2 million on July 31, 2002 and $6.8 million on August 28, 2002.

The Partnership has signed an Agreement with Union Bank of California, N.A. for a one-year extension of the current facility, which has been placed into escrow. The amendment is dated November 20, 2002 and will become effective once the conditions precedent are met. Currently, lenders have committed to provide only $15 million of the $35 million secured revolving working capital and letter of credit facility. The Partnership has 180 days from the effective date of the agreement to syndicate the remaining $20 million.

Environmental - The Partnership has recorded a liability of $12 million as an undiscounted liability under purchase accounting for environmental remediation associated with the acquisition of the Plants. On an ongoing basis, the Partnership monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

The Partnership received an information request letter dated October 12, 1999 from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from the New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. The Partnership has provided the requested documentation.

On April 14, 2000, the Partnership received a request for information pursuant to Section 114 of the Clean Air Act from the U.S. Environmental Protection Agency (EPA)seeking detailed operating and maintenance history data for the Cayuga and Somerset Plants. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. The Partnership has provided the requested documentation.

The Partnership is currently in negotiation with the EPA and DEC concurrently. If the Partnership's current proposal is rejected, the EPA and the DEC could issue a notice or notices of violation (NOV) to the Partnership for violations of the Clean Air Act and the Environmental Conservation Law. If the Attorney General, the DEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants which could require the Partnership to make substantial expenditures. The Partnership is unable to estimate the effect of such a NOV on its financial condition or results of future operations.

By letter dated May 25, 2000, the DEC issued a NOV to NYSEG for violations of the Clean Air Act and the Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by the Partnership. Pursuant to the purchase agreement relating to the acquisition of the Plants from NYSEG, the Partnership agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants. On September 12, 2000, the Partnership agreed with NYSEG that the Partnership will assume the defense of and responsibility for the NOV, subject to a reservation of its right to assert applicable exceptions to its contractual undertaking to assume preexisting environmental liabilities. The financial and operational effect of this NOV is still being discussed with the DEC.

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2001, and are also expected to have a surplus of NOX allowances in 2002. The Plants were self-sufficient with respect to SO2 allowances in 2001; however, it is expected that the Plants may have a shortfall of approximately 5,000 to 7,000 SO2 allowances in 2002. The majority of the SO2 allowance shortfall was covered with allowances purchased from the electricity generating stations owned by an affiliate of the Partnership, AES Creative Resources, L.P. (ACR), which are on long-term cold standby. The allowances were purchased at quoted market prices.

On October 16, 2001, AES Greenidge was awarded a Federal Clean Coal Grant that, if accepted, will fund 50% of the capital costs for backend technology and 30% of the operations and maintenance costs for a test and demonstration period. This technology will include a single bed, in-duct Selective Catalytic Reduction (SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber (CDS) for SO2, Mercury and acid gas removal. AES Greenidge's share of the project's costs will be approximately $9.8 million. AES Greenidge has submitted a written request to the Department of Energy, which administers the Clean Coal program, for a 12 to 18 month delay in starting the grant. This request was made in light of the current difficult electricity and credit markets and the uncertain state regulatory environment.

In April 2002, EPA proposed to establish location, design, construction and capacity standards for cooling water intake structures at existing power plants. The EPA is developing these regulations under the terms of an Amended Consent Decree in Riverkeeper, Inc vs. Whitman, US District Court, Southern District of New York. It has been reported that EPA reached an agreement in principle with the plaintiffs to propose changes to the 316(b) rulemaking schedule. Pending agreement by the judge for modifying the deadlines, the new scheduled finalization of the rules for existing facilities has been extended by six months to February 16, 2004. These new rules will impose new compliance requirements, with potentially significant costs, on operating plants across the nation. Cost items include various environmental and engineering studies, and potential capital and maintenance costs. The Partnership has not determined the effects of these regulations on its financial condition.

The Partnership is obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. For the nine-month period ending September 30, 2002 and 2001, the Partnership recorded $2.9 million and $3.6 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets.

The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $21.8 million as of September 30, 2002.

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

Note 3.  Price Risk Management

Comprehensive Income - As of September 30, 2002, the Partnership has recorded $1.0 million of other comprehensive loss due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In the years prior to the adoption of SFAS No. 133, the Partnership did not have any items of other comprehensive income.

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

The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the nine months ended September 30, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the nine months ended September 30, 2002.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately $4.3 million of other comprehensive loss is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the nine months ended September 30, 2002, were as follows (in millions):

         Balance as of December 31, 2001                               $28.5
         Reclassified to earnings                                       12.3
         Change in fair value                                          (41.8)
                                                                       ------
         Balance, September 30, 2002                                   $(1.0)
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

Note 4.  New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, entitled, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership's balance sheet at that date, regardless of when the assets were initially recognized. Intangible assets were created in the acquisition, that were inseparable from the electric generation assets acquired; therefore, the intangible assets have a definite life. Under this Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent value and the capitalized cost is depreciated over the useful life of the related asset. The Partnership will continue to amortize the other intangible assets currently recorded on the balance sheet. The initial adoption of SFAS 142 did not have a significant impact on the Partnership's financial position and results of operations. Any impairment will be determined in accordance with the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Partnership has not determined the effects of this standard on its financial reporting.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard does not have a significant impact on the Partnership's consolidated financial statements.

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

Note 6. Subsequent Events

On October 3, The AES Corporation announced plans to secure a new a $1.6 billion bank facility and began an offer to exchange up to $500 million of senior notes for cash and secured notes. Based on this news, Standard & Poor's Ratings Services and Fitch Ratings reduced the debt rating on AES senior unsecured notes to B from BB-. On October 3, 2002, Standard & Poor's lowered its rating on the Partnership's $550 million pass though trust certificates and $35 million working capital facility bank loan to BB+ from BBB- solely due to the Partnership's rating linkage to The AES Corporation. The rating was also placed on CreditWatch with negative implications. In a press release announcing the ratings downgrade of the Partnership's debt, Standard & Poor's noted that in most circumstances, it will not rate the debt of a wholly owned subsidiary higher than the rating of the parent. Even though the Partnership believes that the provisions of its financing arrangements render it bankruptcy remote from The AES Corporation, Standard & Poor's stated that it did not view these provisions as 100% preventative of the risk of the Partnership being filed into bankruptcy in the event of a bankruptcy of The AES Corporation. Therefore, Standard & Poor's limited the rating differential provided by such structural elements to three notches and stated that the Partnership's credit ratings cannot be higher than BB+.

The Partnership's commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit when the Partnership's credit ratings were downgraded. Under such circumstances, the Partnership would need to post collateral to continue transacting risk-management business with many of its counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would have a negative effect on the Partnership's profitability and increase the volatility of the Partnership's earnings. If such collateral were not posted, the Partnership's ability to continue transacting business as before the ratings downgrade would be impaired. Since the Partnership's ratings downgrade, only one of the Partnership's counterparties made a margin call, which was in the amount of $1 million. After discussions with this counterparty, the Partnership provided a letter of credit for $500,000, which expires at December 31, 2002.

                                 AES NY, L.L.C.
                     Condensed Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                            (Amounts in Thousands)
--------------------------------------------------------------------------------
                                                 September 30,  December 31,
                                                     2002          2001
                                                 ------------  ------------
ASSETS
Current Assets
  Restricted cash:
      Operating - cash and cash equivalents ...   $   20,588   $    5,805
      Revenue account .........................       28,129       71,606
  Accounts receivable - trade .................       29,742       27,590
  Accounts receivable - affiliates ............        2,935        3,254
  Accounts receivable - other .................        2,712        2,316
  Inventory ...................................       26,760       29,615
  Prepaid expenses ............................        7,439        6,539
                                                  ----------   ----------
      Total Current Assets ....................      118,305      146,725

Property, Plant, Equipment and Related Assets
  Land ........................................        7,351        7,334
  Electric generation assets(net of accumulated
     depreciation of $87,890 and $66,962) .....      718,790      733,473
  Other intangible assets(net of accumulated
  amortization of $26,247 and $19,941) ........      219,568      225,864
                                                  ----------   ----------
      Total property, plant, equipment
           and related assets .................      945,709      966,671

Other Assets
  Derivative valuation asset ..................       11,846       55,182
  Rent reserve account ........................       31,341       31,719
                                                  ----------   ----------
      Total Assets ............................   $1,107,201   $1,200,297
                                                  ==========   ==========
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
  Accounts payable ............................   $    3,215   $    1,663
  Lease financing - Current ...................        1,665        6,223
  Environmental remediation ...................           15          155
  Accrued interest expense ....................       14,098       28,353
  Due to The AES Corporation and affiliates ...        7,539        6,586
  Other accrued expenses and liabilities ......       21,400       19,401
                                                  ----------   ----------
    Total Current Liabilities .................       47,932       62,381

Long-term liabilities
  Lease financing - long-term .................      637,661      639,326
  Environmental remediation ...................       11,260       13,420
  Defined benefit plan obligation .............       15,269       16,630
  Derivative valuation liability ..............       13,137       26,665
  Transmission Congestion Contract ............        3,177        3,506
  Other liabilities ...........................        1,110        1,058
                                                  ----------   ----------
    Total Long-term Liabilities ...............      681,614      700,605
                                                  ----------   ----------
    Total Liabilities .........................      729,546      762,986

Commitments and Contingencies (Note 3)

Minority Interest .............................      373,879      432,938
Member's Equity ...............................        3,776        4,373
                                                  ----------   ----------
Total Liabilities and Member's Equity .........   $1,107,201   $1,200,297
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

Note 3.   Commitments and Contingencies

Coal Purchases - In connection with the acquisition by AEE of its four coal-fired electric generating stations (the AEE Plants), AEE assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the AEE Somerset and Cayuga plants. Each year either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001, the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot, but the parties failed to reach agreement. Therefore, the parties have current commitments in 2002 with respect to only two lots for the Somerset Plant and 50% of the anticipated coal purchases at the Cayuga Plant. The supplier requested renegotiation during 2002 for the 2003 lot plus the 2002 lot for which agreement was not reached. On September 11, 2002, the AEE and the supplier reached agreement on both of the lots. Therefore, the commitment of the AEE for 2003 is three lots for the Somerset Plant plus 70% of the anticipated coal usage for the Cayuga Plant. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, AEE would seek a new coal supplier. As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability is amortized as a reduction to coal expense over the life of the contract. As of September 30, 2002, the remaining liability was approximately $1.1 million.

As of September 30, 2002, AEE's remaining anticipated coal purchases for the year ending December 31, 2002 were between $20.0 and $23.0 million. Based on the coal purchase commitments for 2003, AEE has expected coal purchases ranging between $78.2 million and $86.2 million.

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

On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in Emerging Issues Task Force (EITF) No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York ISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded income of approximately $4.2 million in the first nine months of 2002 related to this contract.

Line of Credit Agreement - On May 14, 1999, AEE established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, AEE entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. AEE can borrow up to $35 million for working capital purposes under this facility. In addition, AEE can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Since the new facility was signed, there have been three borrowings. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002. The third borrowing was for $14.0 million on July 9, 2002, at an interest rate of 6.125%. AEE repaid the borrowing in two installments:
$7.2 million on July 31, 2002 and $6.8 million on August 28, 2002.

AEE has signed an Agreement with Union Bank of California, N.A. for a one-year extension of our current facility, which has been placed into escrow. The amendment is dated November 20, 2002 and will become effective once the conditions precedent are met. Currently, lenders have committed to provide only $15 million of the $35 million secured revolving working capital and letter of credit facility. The Partnership has 180 days from the effective date of the agreement to syndicate the remaining $20 million.

Environmental - The Company has recorded a liability of $12 million as an undiscounted liability under purchase accounting for environmental remediation associated with the acquisition of the AEE Plants and the ACR Plants. On an ongoing basis, the Company monitors its compliance with environmental laws. Because of the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

AEE received an information request letter dated October 12, 1999 from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from the New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the AEE and ACR Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review. AEE has provided the requested documentation.

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

The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. AEE has provided the requested documentation.

AEE is currently in negotiation with the EPA and DEC concurrently. If AEE's current proposal is rejected, the EPA and the DEC could issue a notice or notices of violation (NOV) to AEE for violations of the Clean Air Act and the Environmental Conservation Law. If the Attorney General, the DEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants which could require AEE to make substantial expenditures. AEE is unable to estimate the effect of such a NOV on its financial condition or results of future operations.

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

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The AEE Plants emit nitrogen oxide (NOX) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The six Plants have been allocated allowances by the DEC to emit NOX during the ozone season, which runs from May 1 to September 30. Each NOX allowance authorizes the emission of one ton of NOX during the ozone season. The six Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOX and SO2 allowances may be bought, sold, or traded. If NOX and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2001 and are also expected to have a surplus of NOx allowances in 2002. The Plants were self-sufficient with respect to SO2 allowances in 2001; however, it is expected that the AEE Plants may have a shortfall of approximately 5,000 to 7,000 SO2 allowances in 2002. The majority of the SO2 allowance shortfall was covered with allowances purchased from the ACR Plants, which are on long-term cold standby. The allowances were purchased at quoted market prices.

On October 16, 2001, AES Greenidge was awarded a Federal Clean Coal Grant that, if accepted, will fund 50% of the capital costs for backend technology and 30% of the operations and maintenance costs for a test and demonstration period. This technology will include a single bed, in-duct Selective Catalytic Reduction (SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber (CDS) for SO2, Mercury and acid gas removal. AES Greenidge's share of the costs for the project will be approximately $9.8 million. AES Greenidge has submitted a written request to the Department of Energy, which administers the Clean Coal program, for a 12 to 18 month delay in starting the grant. This request was made in light of the current difficulties in the electricity and credit markets and the uncertain state regulatory environment.

In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater downgradient of an ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was conducted and indicated that there is a possibility that some groundwater remediation at the site may be required. Further compliance with this order included a Closure Investigation Report which was submitted to the NYSDEC in the spring of 2000, and a Closure Plan which was submitted to the NYSDEC in January 2001. The Closure Plan was implemented in December 2001 when capping of the site was completed. AEE contributed one-half of the costs to close the landfill, which were approximately $2 million, and it will contribute additional costs for long-term groundwater monitoring. Nevertheless, if a groundwater remediation is required, these costs have not been budgeted, and AEE may be responsible for a portion of such costs.

ACR has recently reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, since the Jennison and Hickling Plants were placed on long-term cold standby. The early 2002 testing data indicates that the increase in concentrations has ended and are starting to decrease. ACR and the DEC have agreed that remediation is not needed at this time. ACR will continue to monitor the groundwater conditions and include an assessment of the groundwater concentration trends in its 2002 annual report to the DEC.

In April 2002, EPA proposed to establish location, design, construction and capacity standards for cooling water intake structures at existing power plants. The EPA is developing these regulations under the terms of an Amended Consent Decree in Riverkeeper, Inc vs. Whitman, US District Court, Southern District of New York. It has been reported that EPA reached an agreement in principle with the plaintiffs to propose changes to the 316(b) rulemaking schedule. Pending agreement by the judge for modifying the deadlines, the new scheduled finalization of the rules for existing facilities has been extended by 6 months to February 16, 2004. These new rules will impose new compliance requirements, with potentially significant costs, on operating plants across the nation. Cost items include various environmental and engineering studies, and potential capital and maintenance costs. AEE has not determined the effects of these regulations on its financial condition.

AEE is obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. For the nine-month period ended September 30, 2002 and 2001, AEE had recorded $2.9 million and $3.6 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $21.8 million as of September 30, 2002.

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

Note 4.  Price Risk Management

 Comprehensive Income - As of September 30, 2002, the Company has recorded $1.0 million of other comprehensive loss due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Company did not have any items of other comprehensive income.

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended and interpreted, established new accounting and reporting standards for derivative instruments and hedging activities. The Statement requires that the Company recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges are adjusted to fair value through income. Under this Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent value and the capitalized cost is depreciated over the useful life of the related asset. Derivatives that are effective hedges are adjusted to fair value through other comprehensive income (loss) until the hedged items are recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative reduction of Other Comprehensive Income (OCI) in member's equity of $66.3 million.

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the nine months ended September 30, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the nine months ended September 30, 2002.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately, $6.3 million of other comprehensive income is expected to be recognized as an addition to earnings over the next twelve months. Amounts recorded in other comprehensive income during the nine months ended September 30, 2002, were as follows (in millions):

         Balance, December 31, 2001                                    $28.5
         Reclassified to earnings                                       12.3
         Change in fair value                                          (41.8)
                                                                       ------
         Balance, September 30, 2002                                   $(1.0)
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

Note 5. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, entitled, "Goodwill and Other Intangible Assets." This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. Intangible assets were created in the acquisition, that were inseparable from the electric generation assets acquired; therefore, the intangible assets have a definite life. The Company will continue to amortize the other intangible assets currently recorded on the balance sheet. The adoption of SFAS 142 did not have a significant impact on the Company's financial position or results of operations. Any future impairment will be determined in accordance with the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not determined the effects of this standard on its financial position or results from operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

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

Note 6. Subsequent Events

On October 3, The AES Corporation announced plans to secure a new a $1.6 billion bank facility and began an offer to exchange up to $500 million of senior notes for cash and secured notes. Based on this news, Standard & Poor's Ratings Services and Fitch Ratings reduced the debt rating on AES senior unsecured notes to B from BB-. On October 3, 2002, Standard & Poor's lowered its rating on AEE's $550 million pass though trust certificates and $35 million working capital facility bank loan to BB+ from BBB- solely due to AEE's rating linkage to The AES Corporation. The rating was also placed on CreditWatch with negative implications. In a press release announcing the ratings downgrade of AEE's debt, Standard & Poor's noted that in most circumstances, it will not rate the debt of a wholly owned subsidiary higher than the rating of the parent. Even though AEE believes that the provisions of its financing arrangements render it bankruptcy remote from The AES Corporation, Standard & Poor's stated that it did not view these provisions as 100% preventative of the risk of AEE being filed into bankruptcy in the event of a bankruptcy of The AES Corporation. Therefore, Standard & Poor's limited the rating differential provided by such structural elements to three notches and stated that AEE's credit ratings cannot be higher than BB+.

AEE's commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit when AEE's credit ratings were downgraded. Under such circumstances, AEE would need to post collateral to continue transacting risk-management business with many of its counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would have a negative effect on AEE's profitability and increase the volatility of AEE's earnings. If such collateral were not posted, AEE's ability to continue transacting business as before the ratings downgrade would be impaired. Since AEE's ratings downgrade, only one of AEE's counterparties made a margin call, which was in the amount of $1 million. After discussions with this counterparty, AEE provided a letter of credit for $500,000, which expires at December 31, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and the related Notes to the Financial Statements. Forward looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in the Forward Looking Statements section of the Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

Property, Plant and Equipment

Electric generation assets and inseparable intangible assets that existed at the date of acquisition are recorded at fair market value. Somerset and Cayuga, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing. Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for Somerset and Cayuga, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. The lease expiration date for the Cayuga lease is November 13, 2027 and the lease expiration date for the Somerset lease is February 13, 2033. A significant decrease in the estimated useful lives of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods. Maintenance and repairs are charged to expense as incurred.

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

  Derivatives

On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended and interpreted, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives (including derivatives embedded in other contracts) be recorded as either assets or liabilities at fair value on the balance sheet. Changes in the derivative's fair value are to be recognized in earnings in the period of change, unless hedge accounting criteria are met. Hedge accounting allows the derivative's gains or losses in fair value to offset the related results of the hedged item. We utilize derivative financial instruments to manage commodity price risk. Although the majority of our derivative instruments qualify for hedge accounting, SFAS No. 133 resulted in more variation to our results of operations from changes in commodity prices. For the nine months ended September 30, 2002 and 2001, we recognized $4.2 million and $26.2 million of income and loss, respectively, pursuant to SFAS No. 133 related to derivatives, which did not qualify for hedge accounting.

Results of Operations for the three months ended September 30, 2002
-------------------------------------------------------------------------
(Amounts in Millions)
                                                                       %
For the three months ended September 30,          2002      2001    Change
                                                 ------   ------   -------
Energy revenue .................                $  87.2  $  95.5    (8.7)

Capacity revenue ...............                   11.8      6.4    84.4

Transmission Congestion Contract                  (14.7)   (13.7)   (7.3)

Other ..........................                    1.4      0.4      --

Energy revenues for the three months ended September 30, 2002 were $87.2 million, compared to $95.5 million for the comparable period of the prior calendar year, a decrease of 8.7%. The decrease in Energy Revenues is primarily due to lower market prices and lower demand. Market prices for peak electricity were 4.13% lower than the comparable period of the prior calendar year. Market prices for offpeak electricity were 1.1% higher than the comparable period of the prior calendar year. Demand for peak and offpeak electricity was 0.4% and 1.40% higher, respectively, than the comparable period of the prior calendar year. The year-to-year price and demand comparisons are based on data reported by the New York ISO.

Capacity revenues for the three months ended September 30, 2002 were $11.8 million, compared to $6.4 million for the comparable period of the prior calendar year, an increase of 84.4%. The increase in capacity revenue is primarily due to the higher bilateral prices received for the current summer capacity period (May - October) over the prior year's summer capacity period.

Transmission Congestion Contract loss for the three months ended September 30, 2002 was $14.7 million, compared to a loss of $13.7 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and eastern New York. This contract is a derivative under the definition of SFAS No. 133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses
--------------------                                              %
For the three months ended September 30,  2002        2001      Change
                                        ------       ------    -------
Fuel expense                             $36.8       $36.6        0.5

Operations and maintenance                 4.0         4.7      (14.9)

General and administrative                17.1        13.7       24.8

Depreciation and amortization              9.0         8.7        3.4

Fuel expenses for the three months ended September 30, 2002 were $36.8 million, compared to $36.6 million for the comparable period of the prior calendar year, an increase of 0.5%.

Operations and maintenance expense for the three months ended September 30, 2002 was $4.0 million, compared to $4.7 million for the comparable period of the prior calendar year, a decrease of 14.9%. We have initiated a cost reduction program.

General and administrative expense for the three months ended September 30, 2002 was $17.1 million, compared to $13.7 million for the comparable period of the prior calendar year, an increase of 24.8%. This increase is primarily due to significant increases in property taxes and property and medical insurance and a voluntary early retirement program. Twenty-seven of the fifty-six employees eligible accepted the voluntary early retirement program. The voluntary early retirement program will increase expenses in 2002 by $514,000 but provides projected savings of $1.5 million and $1.7 million in 2003 and 2004, respectively.

Depreciation and amortization expense for the three months ended September 30, 2002 was $9.0 million, compared to $8.7 million for the comparable period of the prior calendar year, an increase of 3.4%.

Other Expenses
--------------------                                                     %
For the three months ended September 30,         2002        2001     Change
                                                ------       ------    -------
Interest expense                                $15.6        $14.4       8.3

Interest income                                   0.5          0.8     (37.5)

(Loss)gain on derivative valuation               (0.4)         0.3        -

Other income/expenses for the three months ended September 30, 2002 were net expenses of $15.5 million, compared to net expenses of $13.3 million for the comparable period of the prior calendar year, an increase of 16.5%.

Results of Operations for the nine months ended September 30, 2002
------------------------------------------------------------------
(Amounts in Millions)
                                                                        %
For the nine months ended September 30,        2002         2001      Change
                                             ------       ------     -------
Energy revenue                               $222.4       $270.8     (17.9)

Capacity revenue                               27.0         21.0      28.6

Transmission Congestion Contract                4.2        (26.2)       --

Other                                           6.1          4.2      45.2

Energy revenues for the nine months ended September 30, 2002 were $222.4 million, compared to $270.8 million for the comparable period of the prior calendar year, a decrease of 17.9%. The decrease in Energy Revenues is primarily due to lower market prices and lower demand. Market prices for peak and off-peak electricity were 26.4% and 20.6% lower, respectively, than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was 3.4% and 3.3% lower than the comparable period of the prior calendar year. The year-to-year price and demand comparisons are based on data reported by the New York ISO.

Capacity revenues for the nine months ended September 30, 2002 were $27.0 million, compared to $21.0 million for the comparable period of the prior calendar year, an increase of 28.6%. The increase in capacity revenue is primarily due to the higher bilateral prices received for the current summer capacity period (May - October) over the prior year's summer capacity period, although the effects of lower market rates in 2001 were partially offset by a long-term capacity contract which expired in April 2001.

Transmission Congestion Contract income for the nine months ended September 30, 2002 was $4.2 million, compared to a loss of $26.2 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the New York ISO in western New York and eastern New York. This contract is a derivative under the definition of SFAS No. 133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between the Partnership and Niagara Mohawk Power Corporation.

Operating Expenses
--------------------                                                  %
For the nine months ended September 30,       2002         2001     Change
                                             ------       ------    -------
Fuel expense                                  $100.8      $101.6       (0.8)

Operations and maintenance                      12.4        15.9      (22.0)

General and administrative                      43.9        40.4        8.7

Depreciation and amortization                   26.4        25.0        5.6

Fuel expenses for the nine months ended September 30, 2002 were $100.8 million, compared to $101.6 million for the comparable period of the prior calendar year, a decrease of 0.8%. The decrease in Fuel Expenses is primarily due to lower operating levels due to lower demand.

Operations and maintenance expense for the nine months ended September 30, 2002 was $12.4 million, compared to $15.9 million for the comparable period of the prior calendar year, a decrease of 22.0%. This decrease is primarily due to maintenance expenses incurred during a scheduled outage at Cayuga in the second quarter of 2001, which are not annually recurring expenses. In addition, we have initiated a cost reduction program.

General and administrative expense for the nine months ended September 30, 2002 was $43.9 million, compared to $40.4 million for the comparable period of the prior calendar year. Significant increases in property taxes and property and medical insurance were offset by reversal of accruals for potential environmental liabilities which were resolved at a lower cost than projected. The voluntary early retirement program will increase expenses in 2002 by $514,000 but provides projected saving of $1.5 million and $1.7 million in 2003 and 2004, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2002 was $26.4 million, compared to $25.0 million for the comparable period of the prior calendar year, an increase of 5.6%. This increase is primarily due to deprecation of the SCR system to reduce NOx emissions at Cayuga, which was operational June 7, 2001.

Other Expenses
--------------------                                                  %
For the nine months ended September 30,        2002        2001     Change
                                             ------      ------    -------
Interest expense                              $44.4       $44.0        0.9

Interest income                                 1.6         3.0      (46.7)

(Loss)gain on derivative valuation             (0.3)        0.1         --

Other income/expenses for the nine months ended September 30, 2002 were net expenses of $43.1 million, compared to net expenses of $40.9 million for the comparable period of the prior calendar year, an increase of 5.4%.

Liquidity and Capital Resources
----------------------------------
Net working capital at September 30, 2002 and December 31, 2001 was $66.1 million and $80.1 million, respectively.

Cash Flows

Operating Activities

For the nine-month period ended September 30, 2002 and 2001, Cash flows from operations were $46 million and $83 million, respectively. The reduction in cash flows from operations is primarily due to the reduction in Net Income and the loss in the Transmission Congestion Contract.

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

We are obligated to make payments under the Coal Hauling Agreement with Somerset Railroad Corporation (SRC), an affiliated company, in an amount sufficient, when added with funds available from other sources, to enable SRC to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. As of September 30, 2002 and 2001, we had recorded $2.9 million and $3.6 million, respectively, as operating expenses and other accrued liabilities under this agreement. On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $21.8 million as of September 30, 2002.

At March 9, 2001, our $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, we entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. There have been three borrowings under this facility from signing through August 14, 2002. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002. The third borrowing was for $14.0 million on July 9, 2002 at an interest rate of 6.125%. The borrowing was repaid in two installments: $7.2 million on July 31, 2002 and $6.8 million on August 28, 2002.

We have signed an Agreement with Union Bank of California, N.A. for a one-year extension of our current facility, which has been placed in escrow. The amendment is dated November 20, 2002 and will become effective once the conditions precedent are met. Currently, lenders have committed to provide only $15 million of the $35 million secured revolving working capital and letter of credit facility. The Partnership has 180 days from the effective date of the agreement to syndicate the remaining $20 million.

The Somerset, Cayuga and Westover generating stations have created Voluntary Employees' Beneficiary Associations ("VEBA") to fund their retiree medical expenses. Employer contributions to pay the claims of the employees are deposited in the VEBA Trusts. Currently, the VEBA Trusts are to pay the medical claims of the employees who are union members and who retire between the ages of 55 and 65 and the medical claims of their spouses. Some of the VEBA trusts offer supplemental Medicare benefits, the other Trusts' coverages end when the employee is Medicare eligible. These VEBA trusts were created in 2002, and are not currently fully funded.

The Greenidge generating station has accrued $2.7 million for their retiree medical expenses. This accrued expense was estimated using the guidance of SFAS No.106 "Employers' Accounting for Postretirement Benefit Other than Pension." This estimate will be adjusted when the actuarial study, now being undertaken is completed.

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

The restricted payment covenant states that neither we nor any of our subsidiaries may make any distribution (other than to us or to any of our subsidiaries) unless it is made on or within 10 business days after a rent payment date, and the following conditions are also satisfied:

         (1) all rent under the leases for Somerset and Cayuga, including deferrable payments, must have been paid to date;

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

As of September 30, 2002, we were in compliance with all of the conditions of the restricted payment covenant.

Investing Activities

We incurred approximately $6.6 million and $15.4 million in capital expenditures with regard to our assets for the nine months ended September 30, 2002 and 2001, respectively. We will make capital expenditures thereafter according to the maintenance program for our electricity generating stations. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our results of operations or our financial condition, other than the expenditures for the SCRs at Somerset and Cayuga, including the construction of new landfill space to manage ash from and sludge from Somerset's desulfurization and SCR system operations and the construction of a SCR system on Cayuga Unit 1, which became operational on June 7, 2001, and expenditures for possible installation of a SCR system on Cayuga Unit 2, the U.S. Department of Energy Power Plant Improvement project on Greenidge Unit 4 and the Westover Overfire Air Project.

The AES Corporation contributed approximately $1.5 million to us in the first nine months of 2002. The contribution was accounted for as a partner's contribution and` was related to the construction of the SCR on Unit 1 of Cayuga, which became operational on June 7, 2001.

Financing Activities

Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of a distribution to AES NY, LLC. On January 11, 2002 and July 5, 2002, we made distribution payments of $32.5 million and $31.4 million, respectively.

Credit Rating Discussion

Credit ratings affect our ability to execute our commercial strategies in a cost-effective manner. In determining our credit rating, the rating agencies consider a number of factors. Quantitative factors that appear to have significant weight include, among other things, earnings before interest, taxes and depreciation and amortization ("EBITDA"); operating cash flow; total debt outstanding; fixed charges such as interest expense and lease payments; liquidity needs and availability and various ratios calculated from these factors. Qualitative factors appear to include, among other things, predictability of cash flows, business strategy, industry position and contingencies. As of the filing date, the pass through trust certificates issued to finance the acquisition of Somerset and Cayuga carry a non-investment grade rating (BB+) from Standard & Poor's Ratings Services and Fitch IBCA, Inc. ratings agencies and a non-investment grade rating (Ba1) from Moody's Investors Service, Inc. rating agency.

On October 3, 2002, Standard & Poor's lowered it rating on our $550 million pass though trust certificates and $35 million working capital facility bank loan to BB+ from BBB- solely due to our rating linkage to The AES Corporation. The rating was also placed on CreditWatch with negative implications.

Trigger Events

Our commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit if our credit ratings were downgraded. Under such circumstances, we would need to post collateral to continue transacting risk-management business with many of our counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would have a negative effect on our profitability. If such collateral were not posted, our ability to continue transacting business as before the downgrade would be impaired. In response to an earlier downgrade of The AES Corporation, one of our coal suppliers requested credit assurance based on a clause specific to their contact. After discussions with the supplier, we negotiated a agreement for a prepayment system with a discounted price. This agreement expires on December 31, 2002. On October 8, 2002, one of our counterparties made a $1 million margin call on us because of the Standard & Poor's downgrade. After discussions with this counterparty, we provided a letter of credit for $500,000, which expires at December 31, 2002.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 240.15d-14(c)) as of a date (the "Evaluation Date) within 90 days of the filing date of the quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge in other factors that could significantly affect such controls, subsequent to the Evaluation Date.

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

                                    AES EASTERN ENERGY, L.P.
                                    By: AES NY, L.L.C., as General Partner



                                    By:/s/ Daniel J. Rothaupt
                                       --------------------------------
                                       Daniel J. Rothaupt
                                       President



                                    By:/s/ Amy Conley
                                       ---------------------------------
                                       Amy Conley
                                       Vice President
                                       (principal financial officer)




Date:  November 14, 2002

                                 CERTIFICATIONS

I, Daniel J. Rothaupt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AES Eastern Energy
L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                 /s/ Daniel J. Rothaupt
                                --------------------------------
                                    Daniel J. Rothaupt
                                       President
                                (prinicipal executive officer)

                                 CERTIFICATIONS

I, Amy Conley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AES Eastern Energy
L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                     By:/s/ Amy Conley
                               ---------------------------------
                                         Amy Conley
                                       Vice President
                               (principal financial officer)