Form 10-K
period 2002-12-31
AES EASTERN ENERGY LP
filed 2003-03-28
CIK 1093799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

                                Yes  X   No
                                   -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] ___________

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes      No  X
                                   -----   -----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity was sold, or the last business day of the registrant's most recently completed second fiscal quarter: $0

         Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b)of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1     Business                                                          2

Item 2     Properties                                                       22

Item 3     Legal Proceedings                                                23

Item 4     Submission of Matters to a Vote of Security Holders              23

                                    PART II

Item 5     Market for the Registrant's Common Equity and Related
           Stockholder Matters                                              24

Item 6     Selected Financial Data                                          24

Item 7     Management's Discussion and Analysis of Financial Conditions
           and Results of Operation                                         25

Item 7A    Quantitative and Qualitative Disclosures About Market Risks      36

Item 8     Consolidated Financial Statements and Supplementary Data         37

Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         37

                                    PART III

Item 10    Directors and Officers of the Registrants                        38

Item 11    Executive Compensation                                           39

Item 12    Security Ownership of Certain Beneficial Owners And Management   40

Item 13    Certain Relationships and Related Transactions                   40

Item 14    Controls and Procedures                                          40

                                    PART IV

Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K 42

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

         On February 19, 2002, The AES Corporation announced that it intends to reposition itself in the electric business by fully contracting or divesting its merchant generation businesses. The AES Corporation said that it made this decision to reduce earnings volatility and strengthen its balance sheet. We are one of AES Corporation's merchant generating businesses. Our business could be fully contracted if we were to sign one or more long-term power sales agreements for the output of our electricity generating stations. We stated in our Annual Report on Form 10-K for the year ended December 31, 2001 that we were adopting a policy of not commenting on proposed transactions and we disclaim any obligation to provide information with respect to proposed transactions until a definitive agreement has been reached.

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

         o The perception of the public and government officials in the markets we serve and in other deregulated markets that deregulated prices for electric energy are higher than expected may result in some degree of re-regulation of the markets in which we sell our electric energy, unforced capacity and ancillary services. This re-regulation might take the form, for example, of lowering of caps on wholesale electric energy prices during periods of peak demand.

         o The addition of new generating capacity in the New York region in excess of the amount required to meet increased demand could result in the reduction of market clearing prices in periods of peak demand, which would reduce the profitability of our operations.

         o We operate in an industry where there are a limited number of vendors for supplies which are critical to the operation of our business. If one of our vendors should have production problems, a shortage in these commodities could affect our ability to operate or cause prices to rise for these commodities that may negatively affect our operating results.

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

         o On November 20, 2002, we signed an agreement with Union Bank of California, N.A. for a one-year extension to January 2, 2004 of the secured revolving working capital and letter of credit facility . Currently, lenders have committed to provide only $15 million of the $35 million secured revolving working capital and letter of credit facility. We are attempting to obtain commitments for the remaining $20 million. Our financial flexibility may be limited if we are unable to obtain these commitments or substitute sources of credit.

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

         (c) Narrative Description of Business

         A diagram of the corporate structure of The AES Corporation as it relates to our company is included below:

                               The AES Corporation-------------
                                       |                       |
                                  AES New York        AES Odyssey, L.L.C.
                                Funding, L.L.C.
                                       |
                            AES NY Holdings, L.L.C.
                                       |
           ----------------------------------------------------------------
           |                                               |              |
           |                                               |              |
     AES NY2, L.L.C.                              AES NY, L.L.C.      AES, NY3,
    (Limited Partner)                            (General Partner)     L.L.C.
           |                                               |              |
           |                                               |              |
           -------------------------------------------------              |
                      |                              |                    |
                      |                              |                    |
                      |                              |                    |
               AES Eastern                      AES Creative          Somerset
               Energy, L.P.                   Resources, L.P.         Railroad
                      |                              |                  Corp.
                      |                              |
    --------------------------------          ----------------
    |               |              |          |              |
    |               |              |          |              |
   AES             AES          AEE 2,       AES            AES
 Somerset,        Cayuga,       L.L.C.     Jennison,      Hickling,
  L.L.C.          L.L.C.           |         L.L.C.         L.L.C.
(Somerset)       (Cayuga)          |
                             -------------
                             |           |
                             |           |
                            AES         AES
                         Westover,    Greenidge,
                           L.L.C.       L.L.C.
                        (Westover)    (Greenidge)

         The AES Corporation

         The AES Corporation is a leading global power company committed to supplying electricity in a socially responsible way. The AES Corporation is a public company and is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports, proxy statements and other information, including financial reports, with the SEC, which are not incorporated into and do not form a part of this Form 10-K.

         New York Power Market

         The New York Independent System Operator ("NYISO") commenced operations in November 1999 and consists of the NYISO and the New York State Reliability Council. The NYISO is a non-profit New York corporation under the Federal Energy Regulatory Commission's jurisdiction. It is governed by a board of directors with 10 members and three committees, the management committee, the operating committee, and the business issues committee, which are composed of representatives from all market participants, including buyers of power, sellers of power, consumer groups and transmission owners. The New York State Reliability Council has the primary responsibility to preserve the reliability of electricity service on the bulk power system within New York State and sets the reliability standards to be used by the NYISO. The NYISO operates a two-settlement system for calculating Location-Based Marginal Prices ("LBMP") of electric energy. The first settlement system is a financially binding market for delivery of electric energy on the following day and the second settlement system is the balancing market for immediate delivery of electric energy. LBMP is the incremental cost to supply load at a specific location in the grid. Locational energy price differentials represent the opportunity cost for transmission between specific locations in the grid.

         In July 2001, the Federal Energy Regulatory Commission directed the NYISO and adjacent power market operators to engage in a 45-day mediation process to form one regional transmission organization for the northeastern region. The participants released a business plan on September 17, 2001. On January 28, 2002 the NYISO and ISO New England(ISO-NE) entered into an agreement to develop a plan to establish a common market design for a regional transmission organization. On November 22, 2002, the Boards of Directors for the ISO-NE and the NYISO withdrew their joint petition to the Federal Energy Regulatory Commission(FERC) proposing the creation of a Northeast Regional Transmission Organization for the seven-state northeast region. We cannot predict if a regional transmission organization will be created or what effect the creation of such an organization might have on the markets in which we do business.

         On July 31, 2002, FERC issued Standard Market Design Notice of Proposed Rulemaking. It proposes among other things to establish a single flexible transmission service, Network Access Service, with a single open access transmission tariff that applies to all transmission customer-wholesale, unbundled retail and bundled retail and a standard market design for wholesale electric markets. On January 13, 2003, FERC announced that it will issue a white paper on the proposed standard market design in April 2003. FERC has not set a date for issuance of the standard market design final notice of proposed rule making. We cannot predict the outcome or actual implementation date of this final rule proceeding or the effect it will have on the markets in which we do business.

         The New York power market is interconnected with ISO-NE to the northeast, Hydro Quebec and Ontario Hydro to the north, and PJM
(Pennsylvania-New Jersey-Maryland) Interconnection to the south.

         The transmission of electricity between states and between regions within New York State is constrained by physical limits on transmission capacity and limits on the amount of electricity that may be imported into a power pool imposed by power pools to enhance reliability. Therefore, the generating assets in any given region have a competitive advantage in that region over generators not in the region. There is an existing natural market for the unforced capacity and the electric energy of our electricity generating stations in Western New York, which includes the retail service territories of NYSEG, Niagara Mohawk Power Corporation and Rochester Gas & Electric Corporation. The existing transmission infrastructure also permits us to access neighboring markets. However, our ability to sell electric energy into neighboring markets is limited by constraints imposed by transmission capacity limitations and limits on imported electricity imposed by power pools in those markets for reliability considerations. Until April 30, 2003, our ability to sell electric energy into neighboring markets is also limited because we have entered into bilateral contracts for the sale of a substantial portion of our unforced capacity to load serving entities, i.e., an entity selling electric energy to consumers of electric energy, including regulated distribution utilities, municipalities and energy supply companies, in New York.

         We entered into an arrangement with AES Odyssey, L.L.C. ("Odyssey"), a direct wholly-owned subsidiary of The AES Corporation, for power marketing services. This agreement commenced on November 27, 2000 . The initial term of the agreement was for a term of three years. In March 2002, a new agreement was reached, for a term of five years through February 28, 2007 pursuant to which Odyssey provides data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month. Odyssey acts as agent on behalf of us in the over-the-counter and NYISO markets.

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

         Odyssey maintains a transaction management system to manage day-ahead commitments with the NYISO and swap and physical values with counter-parties and to provide daily financial reporting and end of day budget variance, forward mark-to-market and commercially accepted risk analysis.

         New York Wholesale Electric Energy Market. Electric energy generators may sell electric energy, unforced capacity and ancillary services at the wholesale level to regulated distribution utilities, municipalities and energy supply companies. Electric energy generators may also sell electric energy, unforced capacity and ancillary services in the centralized wholesale market coordinated by the NYISO. Competition in wholesale and retail markets has led to unbundling of and distinct markets for electric energy, unforced capacity and ancillary services.

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

         In general, we sell the electric energy generated by our electricity generating stations directly into the NYISO market however, on occasion, we enter into bilateral sales contracts.

         Unforced Capacity Market. A market in which electricity generators can sell commitments of their unforced generating capacity has been established to ensure there is enough generation capacity available to produce sufficient electric energy to meet retail demand and ancillary service requirements. Any load serving entity is required to procure capacity commitments sufficient to meet its capacity requirements based on its forecasted annual electric energy requirements at times of maximum usage plus a reserve requirement. Currently, each load serving entity is required to purchase unforced capacity commitments equal to approximately 112% of its forecasted annual maximum usage. The load serving entity can secure these capacity commitments through a bilateral contract or through unforced capacity auctions. Any capacity commitment which is not procured locally needs to satisfy the requirement that, as an import, it does not violate transmission constraints. Starting with the 2001 - 2002 Winter Capability Period, the NYISO implemented a revised capacity market design in the New York control area that employs unforced capacity as the measure of the capacity of a generator rather than the old measure of installed capacity. Unforced capacity factors in the probability that a generator will be available to serve load. Unforced capacity is the demonstrated maximum output of a generator(installed capacity) with a formula applied that takes into account a generator's forced outage rate over a defined period of time.

         Suppliers of unforced capacity are not required to supply the associated electric energy to the load serving entity with whom they have a contract to provide unforced capacity. For reliability reasons, the NYISO requires that electricity generators that sell unforced capacity into New York must make their electric energy available in the event of a system emergency. This prevents generators from entering into firm contracts to sell electric energy into one market and unforced capacity into another. If the unforced capacity supplier's offer in the electric energy market for delivery on the following day is not accepted, the unforced capacity supplier, for the next day, will be free either to offer to sell its electric energy in the market for delivery on an immediate basis or to sell electric energy to any customer, including out-of-state customers.

         AES NY, L.L.C. and NYSEG entered into a New York Transition Agreement, dated as of August 3, 1998, to ease the transition of NYSEG's native load customers' installed capacity requirements. Under this agreement, NYSEG agreed to purchase, and AES NY, L.L.C. agreed to sell, installed capacity in the amount of 1,424MW (which is the aggregate capacity of all of the generating assets included in the assets acquired from NYSEG) for the term of the agreement. AES NY, L.L.C. assigned this agreement to us insofar as it related to our electricity generating stations. The parties performance under the agreement commenced on May 14, 1999 and terminated on April 30, 2001. Since this agreement terminated, we have entered into bilateral contracts with a number of parties for the substantial portion of our unforced capacity through April 30, 2003.

         Ancillary Services Market. The NYISO will procure various ancillary services required for reliability from generators as needed. Services to be procured on a market basis include operating reserves and regulation and frequency support. Generators will be compensated for other services, including voltage support and black start capability, on a cost basis.

         OTC Swap Market. A fairly liquid over-the-counter swap market has developed in several of the NYISO Zones, (1) West or Zone A, (2) East or Zone G, and (3) New York City or Zone J. A zone is a defined portion of the New York electric system that encompasses a set of load and generation buses. Each zone has an associated zonal price that is calculated as a weighted average price. Currently New York State is divided into eleven zones, corresponding to ten major transmission interfaces that can become congested. The swaps settle against the Day Ahead LBMP for Zone A. Our plant prices are highly correlated to the Zone A price and the swaps are highly effective products for managing our price risk.

         Transmission System Market. Transmission lines in New York are controlled by the NYISO. Transmission access is available to all market participants on a comparable and non-discriminatory basis. A party transmitting electric energy through or out of New York State pays the NYISO a transmission service charge to cover the revenue requirements of the transmission owner. Electric energy sold under a bilateral contract is subject to a congestion charge. The congestion charge reflects the differences between the LBMP at the source and destination on the transmission system. Parties can hedge their exposure to congestion charges through transmission congestion contracts which are auctioned biannually.

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

         The western region is dominated by low cost nuclear, coal and hydro facilities which, together with non-utility generators that must be permitted to run under their power purchase agreements with local utilities, form 83% of installed capacity. The eastern region has a predominance of facilities which are economically viable only at periods of peak demand, which form 80% of its installed capacity. Even though the western region has only 40% of the New York power market's generation capacity, power normally flows from the west into the east. The flow of power from the lower priced western region to the higher priced eastern region is limited to approximately 5,000MW by transmission limits and reliability considerations. When this limit is reached, higher cost units in the New York City area are directed to run even when lower cost units in the western region are available.

         Interconnection. Western and central New York are relatively unattractive markets for the transmission of imported power due to the low generation costs of existing facilities and low on-peak electric energy prices relative to the area's adjacent markets, ISO New England, PJM (Pennsylvania-New Jersey-Maryland) Interconnection and eastern New York. The existing transmission infrastructure permits us to access these neighboring markets, subject to constraints imposed by capacity limitations and reliability considerations and subject to our obligation to offer to sell our electric energy in the New York market for the delivery of electric energy on the following day to the extent that we have sold our unforced capacity to a load serving entity in New York in accordance with the rules of the NYISO.

         Fuel Supply

         Our electricity generating stations are located in close proximity to important coal producers. In addition, both Somerset and Cayuga are equipped with flue gas desulfurization("FGD") systems that allow the plants to burn less expensive medium- and high-sulfur coal while staying within sulfur dioxide ("SO2") emission regulation requirements.

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

         The Electricity Generating Stations

         We believe that our two principal coal-fired electricity generating stations, Somerset and Cayuga, are among the lowest variable cost facilities in the New York power market. We expect them to be fully dispatched when available in the deregulated and competitive New York power market. As a means of further enhancing the competitive position of our electricity generating stations in the New York power market, we expect to use expertise of The AES Corporation as a major operator of coal-fired facilities on a worldwide basis. We also intend to make appropriate investments of capital to maintain our electricity generating stations. Somerset, Cayuga, Westover and Greenidge have an aggregate net generating capacity of 1,268MW.

         The Somerset Generating Station

         Somerset is the largest and newest of our electricity generating stations and is located northeast of Niagara Falls, alongside the southern shore of Lake Ontario near Barker, New York. There is a single operating unit, which began generating electricity in 1984. The maximum net generating capacity of Somerset is 675MW.

         Somerset is believed to be among the lowest variable cost facilities in the New York power market. It can be run economically even at times of minimum demand for electric energy. Somerset also is capable of burning low cost medium- and high-sulfur coal as a result of being equipped with a FGD system and a selective catalytic reduction ("SCR") system. When Somerset is not being dispatched at maximum load, its periodic load can be varied to meet both system load demand and provide transmission system support and the plant can provide both operating reserves that are available immediately or on ten minutes notice. The plant is also equipped with Automatic Generation Controls enabling it to provide regulation and frequency support.

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

         Cayuga is believed to be among the lowest variable cost facilities in the New York power market. It can be run economically even at times of minimum demand for electric energy. Cayuga also is capable of burning low cost medium and high-sulfur coal as a result of being equipped with a FGD system. When Cayuga is not being dispatched at maximum load, its periodic load can be varied to meet both system load demand and provide transmission system support, and the plant can provide both operating reserves that are available immediately or on ten minutes notice. The plant is also equipped with Automatic Generation Controls enabling it to provide regulation and frequency support. During 2001, we installed a SCR system on Unit 1, which became operational on June 7, 2001.

         Westover Generating Station

         Westover is located alongside the Susquehanna River near Johnson City, New York, and began generating electricity in the early 1900's. Units 1 through 6 have been retired and physically removed. Westover presently consists of two units, Unit 7 and Unit 8, with a combined maximum net generating capacity of 126MW.

         Westover is capable of providing both operating reserves that are available immediately or on ten minutes notice. The station is equipped with Automatic Generation Controls, which connect it to the NYISO power control center and enable it to provide regulation, frequency support, and when directed by the NYISO, voltage support.

         Greenidge Generating Station

         Greenidge is located on the west shore of Seneca Lake adjacent to the village of Dresden, New York, and began generating electricity in 1938. Units 1 and 2 have been retired and physically removed. Greenidge presently consists of two units, Unit 3 and Unit 4, with a combined maximum net generating capacity of 161MW.

         Greenidge is capable of providing both operating reserves available immediately and on ten minutes notice. The station is equipped with Automatic Generating Controls, which connect it to the NYISO power control center and enable it to provide regulation, frequency support, and, when directed by the NYISO, voltage support.

Regulation

         Energy Regulatory Matters

         General

         We and our ownership and operation of our electricity generating stations are regulated under numerous federal, state and local statutes and regulations. Among other aspects of electric generation, these statutes and regulations govern the rates that we may charge for the output of our electricity generating stations, establish in certain instances the operating parameters of our electricity generating stations, and define standards for ownership of our electricity generating stations. While there exists interest at both the federal and state level to deregulate certain aspects of the electric generation industry, we currently remain subject to extensive regulation.

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

         State Regulation. In New York State, legislation has significantly deregulated the rate setting aspects of the industry. However, significant risks remain, including, but not limited to, the potential that the state deregulation initiatives could be reversed or nullified. We obtained authorization from the New York State Public Service Commission for the issuance of the pass through trust certificates and the incurrence of debt pursuant to the terminated working capital credit facility with Union Bank of California, N.A. In April 2001, we have received approval of our current working capital facility.

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

         On February 14, 2002, the Bush Administration issued its multi-pollutant proposal called "Clear Skies". This proposal would regulate the emission of SO2, NOx and mercury. We have not determined the effect of the Clear Skies or any other pending regulation or legislation.

         Expenditures. Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements, other than the expenditures for the SCRs at Somerset and Cayuga including the construction of new landfill space to manage ash from Somerset's SCR system operations, expenditures for possible installation of a SCR system on Cayuga Unit 2 and the U.S. Department of Energy Power Plant Improvement project on Greenidge Unit 4 and the Westover Overfire Air Project, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our operations or our financial condition. See "Air Emissions--Nitrogen Oxides."

         Air Emissions

         The federal Clean Air Act and many state laws, including the laws of the State of New York, require significant reductions in utility Sulfur Dioxide and Nitrogen Oxides ("NOx") emissions that result from burning fossil fuels in order to reduce acid rain and ground-level ozone (smog).

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

         FGD systems are operated at both Somerset and Cayuga to reduce total SO2 emissions from these plants to quantities substantially below the Title IV SO2 "allowance" allocations for the units at these plants. An allowance is a freely transferable right to emit one ton of a substance, in this case, SO2. The excess allowances are accumulated and can either be used for our other electricity generating stations or sold to provide liquidity to us. We may sell SO2 allowances rather than save them for Phase II of Title IV of the federal Clean Air Act Amendments. During Phase II, we may need to purchase SO2 allowances to cover SO2 emissions for Greenidge and Westover. Market prices for SO2 allowances currently range from about $140 to $160 per ton. We were self sufficient with respect to SO2 allowances in 2001, however we had a shortfall of approximately 6,000 SO2 allowances in 2002. The majority of the SO2 allowance shortfall was covered with allowances purchased from the electricity generating stations owned by our affiliate , AES Creative Resources, L.P.
(ACR), which are on long-term cold standby. The allowances were purchased at quoted market prices.

         On October 14, 1999, New York Governor Pataki announced a new initiative which directs the New York State Department of Environmental Conservation ("NYSDEC")to issue regulations requiring electric generators to reduce SO2 emissions by another 50% below Phase II standards. The NYSDEC issued final regulations in March 2003. The final regulations call for the new SO2 reduction regulations to be phased in starting on January 1, 2005 with implementation completed by January 1, 2008. If adopted, the final regulations will require further SO2 reductions at our electric generating stations and may necessitate that either additional SO2 emission controls be installed, lower sulfur coal be utilized, operations of our non-reheat units be reduced or surplus SO2 allowances be purchased. We are not currently in a position to quantify the potential costs of complying with the proposed regulations; however, the costs of compliance could be substantial. The final regulations are set to be voted upon by the New York State Environmental Board on March 26, 2003.

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

         On April 14, 2000, we received a request for information pursuant to
Section 114 of the Clean Air Act from the United States Environmental Protection Agency ("EPA") seeking detailed operating and maintenance history data for Cayuga and Somerset. EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. We have provided the requested documentation.

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

       We are currently in negotiation with both the EPA and NYSDEC. If our current proposal is rejected, the EPA and the NYSDEC could issue a notice or notices of violation (NOV) to us for violations of the Clean Air Act and the Environmental Conservation Law. If the Attorney General, the DEC or the EPA does file an enforcement action against our Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants which could require us to make substantial expenditures. We are unable to estimate the effect of such a NOV on our financial condition or results of future operations.

         We voluntarily disclosed to the NYDEC in January 2003 that Cayuga had inadvertently burned synfuel (coal with a latex binder applied), which it is not permitted to burn. Cayuga had entered into an agreement with a supplier to purchase coal. It received approximately one 9000-ton train per month from April 24, 2001 to December 27, 2002. In January 2003, we became aware that the product we were receiving was synfuel. We have suspended all shipments from that supplier until a resolution is reached. We have reviewed the emission and operation data which showed there was no adverse effect to air quality attributable to burning the material and the plant's emmissions were in compliance with applicable permit emissions limits. We are unable to predict any potential actions or fines the NYSDEC may require, if any.

         Nitrogen Oxides (NOx). New York State and the other states in the Mid-Atlantic and Northeast region are classified as the Ozone Transport Region in the federal Clean Air Act, which designates the Ozone Transport Region as not being in compliance with the ozone National Ambient Air Quality Standard. The states in the Ozone Transport Region have agreed to implement a three-phase process to reduce NOx emissions in the region in order to comply with the federal Clean Air Act Title I requirements for ozone non-compliance areas. NYSEG complied with Phase I through operational modifications to reduce NOx emissions, reduction of electric output from selected generating units to reduce emissions to cap levels, and installation of NOx reduction equipment on selected generating units.

         The Phase I regulations require facilities in New York State to implement NOx control requirements based on reasonably available control technology ("RACT"). Somerset, Cayuga, Greenidge and Westover operate under a common averaging plan, whereby the stations that emit well below the system-wide limit reduce the overall average for electricity generating stations that emit in excess of the system-wide limit known as a RACT Rate.

         Implementation of the Phase II emission rules commenced on May 1, 1999. The Phase II NOx regulations set forth a NOx allowance allocation program which gives us 6,292 NOx emission allowances annually through 2002. Each allowance authorizes us to emit one ton of NOx during the ozone season (May 1 to September 30), beginning in 1999.

         Implementation of the Phase III emission rules will commences on May 1, 2003. The Phase III NOx regulations set forth a NOx allowance allocation program which gives us 2,516 NOx emission allowances for 2003.

         To comply with the stricter emissions regulations beginning in 1999, we installed a SCR system at Somerset which became operational in June 1999. During 2001, we installed a SCR system on Unit 1 of Cayuga, which became operational on June 7, 2001.

         Somerset generated excess allowances in 2002, 2001 and 2000. Cayuga generated excess allowances on Unit 1 during the 2002 and 2001 ozone seasons. We expect that Somerset and Cayuga will accumulate excess allowances during the 2003 ozone season at a lower rate due to the reduced allocation of allowances under Phase III of the NOx reduction program. Our compliance strategy involves potential installation of additional NOx control technology at our electricity generating stations, reduced operations of our non-reheat units during the ozone season, reducing emission rates and/or the selling/buying or trading of NOx allowances. This includes trades between our electricity generating stations as needed to offset NOx emissions. During 2002 and 2001, we were a net seller of NOx allowances.

         New York Governor Pataki's October 14, 1999 initiative also directs the NYSDEC to issue regulations requiring electric generators to impose stringent NOx reduction requirements during the seven months not covered by the summertime ozone season. The NYSDEC issued final regulations in March 2003. The final regulations call for implementation the new NOx regulations to be in effect starting on October 1, 2004. The final regulations are set to be voted upon by the New York State Enviromental Board on March 26, 2003. If adopted, the final regulations have the potential to require further NOx emission reductions at our electricity generating stations and may necessitate the installation of additional NOx emission controls be installed, operations of our non-reheat units be reduced or surplus New York State NOx allowances be purchased. We are not currently in a position to quantify the potential costs of complying with the NOx requirements of the proposed regulations; however, the costs of compliance could be substantial.

         The capital cost of the Somerset SCR was $31 million. We expect that the system will operate for 20 years. We will need to replace the catalyst approximately every three years at an estimated cost of approximately $4.5 million in 1999 dollars. The capital cost of the Cayuga SCR on Unit 1 was $11.2 million and it was operational on June 7, 2001. We expect that the system will operate for 20 years. We will need to replace the catalyst approximately every four years at an estimated cost of approximately $325,000 in 2001 dollars.

         Our electricity generating stations have generally achieved continuous compliance with the current NOx reduction requirements with the exceptions noted below.

         A one-time violation of the facility-wide NOx emission cap in May 1998. We believe that, under the Asset Purchase Agreement with NYSEG, any penalty assessed for that exceedence would be the responsibility of NGE Generation, Inc.

         We voluntarily disclosed to the NYSDEC and EPA on November 27, 2002 that NOx exceedances appear to have occurred on October 30 and 31 and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the electricity generating stations' NOx RACT tracking system. The plants have taken all reasonable, good faith efforts to assess and correct the exceedances. Immediately upon discovery of the calculation error, the SCR at Somerset was activated to reduce NOx emissions. Emission data indicates that the system had already returned to a compliant operation by the time the error was discovered. The EPA has decided to defer to the NYSDEC for review of the self-disclosure letter and technical issues. We are unable to predict any potential actions or fines the NYSDEC may require, if any.

         On October 16, 2001, Greenidge was awarded a Federal Clean Coal Grant that, if accepted, will fund 50% of the capital costs for backend technology and 30% of the operations and maintenance costs for a test and demonstration period. This technology will include a single bed, in-duct Selective Catalytic Reduction (SCR) unit in combination with low-NOX combustion technology, on Greenidge Unit 4 firing on coal and biomass. It will also include a Circulating Dry Scrubber (CDS) for SO2, mercury and acid gas removal. Greenidge's share of the project's costs will be approximately $9.8 million. Greenidge has submitted a written request to the Department of Energy, which administers the Clean Coal program, for a 12 to 18 month delay in starting the grant. This request was made in light of the current difficult electricity and credit markets and the uncertain state regulatory environment. Westover is also in the process of installing overfire air to control NOx.

         Particulates and Opacity. Each of our electricity generating stations is currently in compliance with particulate emission limits.

         Each of our electricity generating stations is required to meet an opacity limit. In the past, several of the plants exceeded these limits. This was a common problem at coal-fired electricity generating stations, and the NYSDEC has initiated an enforcement action against several utilities, including NYSEG. Potential fines and required actions cannot be divulged to the public until a final settlement is reached. Nevertheless, we expect that any consent order will likely require continued operation at the current level of opacity compliance that has been achieved over the past year.

         In January 2000, we received a draft consent order from the NYSDEC that alleges violations of the opacity emission limitations in the air permits for Cayuga, Westover, and Greenidge occurring since our electricity generating stations were purchased from NYSEG. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after May 14, 1999, the date of the acquisition. We expect to enter a final consent order with the NYSDEC in 2003. AES NY, L.L.C. also received notice from NYSEG that NYSEG has received a draft consent order from the NYSDEC seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.

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

         The Bush Administration has indicated that the United States will not implement the Kyoto Protocol. On February 14, 2002, President Bush announced his Global Climate Change Initiative which calls on U.S. industry to commit to voluntary greenhouse gas emission reductions and directs the U.S. Department of Energy to implement an improved verifiability system for the existing voluntary emission reductions registry and to develop transferable credits for verifiable reductions.

         Water Issues

         The federal Clean Water Act prohibits the discharge of any pollutant (including heat), except in compliance with a discharge permit issued by the states or the federal Environmental Protection Agency for a term of no more than five years. There is potential uncertainty with permitting issues in the future, but much of the uncertainty on these issues is industry-wide because of new regulatory requirements for cooling water discharges under the National Pollutant Discharge Elimination System program. In April 2002, the EPA proposed to establish location, design, construction and capacity standards for cooling water intake structures at existing power plants. The EPA is developing these regulations under the terms of an Amended Consent Decree in Riverkeeper, Inc vs. Whitman, US District Court, Southern

District of New York. It has been repeated that the issuance of the final for existing facilities has been extended by six months to February 16, 2004. These new rules will impose new compliance requirements, with potentially significant costs, on operating plants across the nation. Cost items include various environmental and engineering studies, and potential capital and maintenance costs. We have not determined the effects of these regulations on our financial condition.

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

         Hazardous Material and Wastes

         The electric utility industry typically uses and/or generates in its operations a range of potentially hazardous products and by-products. We have identified a number of site remediation issues at our electricity generating stations. Under the terms of the Asset Purchase Agreement with NYSEG, NYSEG retained pre-closing off-site environmental liabilities associated with our electricity generating stations (other than liabilities arising from the Weber and Lockwood ash disposal sites), but we assumed responsibility for contamination at our electricity generating stations and at the Lockwood ash disposal site.

         We have budgeted $9.8 million for the cost for environmental liabilities at our electricity generating stations (excluding closure and post-closure costs for the Weber and Lockwood ash disposal sites), based on estimates of environmental consultants retained by NYSEG and The AES Corporation. We have budgeted approximately $6 million for closure and post-closure (monitoring and maintenance) expenses for the Lockwood ash disposal site, based solely on amounts previously budgeted for these activities by NYSEG. AES Creative Resources, L.P.("ACR") assumed responsibility for the Weber ash disposal site. Our subsidiary, AEE2, L.L.C., has contributed one-half of the closure costs for the Weber ash disposal site based on the amount of ash disposed at the site from Westover and Greenidge, which are owned by AEE2, L.L.C., compared to the amount disposed from the Hickling Generating Station("Hickling") and the Jennison Generating Station("Jennison"), which were acquired by ACR.

         In October 1999, ACR entered into a consent order with the NYSDEC to resolve alleged violations of the water quality standards in the groundwater downgradient of the Weber ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was conducted and indicated that there is a possibility that some groundwater remediation at the site may be required. Further compliance with this order included a Closure Investigation Report which was submitted to the NYSDEC in the spring of 2000, and a Closure Plan which was submitted to the NYSDEC in January 2001. The Closure Plan was implemented in December 2001 when capping of the site was completed. AEE2, L.L.C. contributed one-half of the costs to close the landfill, which were approximately $2 million, and it will contribute additional costs for long-term groundwater monitoring. Nevertheless, if a groundwater remediation is required, AEE2, L.L.C. may be responsible for a portion of such costs.

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

         Noise

         The Certificate of Environmental Compatibility that was issued to NYSEG in 1978 for the development and operation of Somerset contains a number of requirements for mitigating environmental impacts from the facility, including noise impacts. Among the noise requirements was an obligation to obtain noise easements from neighboring landowners or, as subsequently approved by the Public Service Commission, to purchase their property in a buffer zone where noncompliance with noise standards was expected to occur. Subsequent analyses predicted that these exceedences would occur only in connection with ash disposal operations when Area 2 of the Somerset landfill was constructed. Prior to the acquisition of our electricity generating stations, NYSEG had purchased neighboring properties for a combined cost totaling approximately $1.5 million and had a standing offer to purchase the remainder. We obtained an appraisal of the remaining properties which places their aggregate value at approximately $3.1 million in 1999 dollars. We have not budgeted any amount for the acquisition of these properties.

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

People

         As of December 2002, we employed 288 people who operate our electricity generating stations. The International Brotherhood of Electrical Workers (the "IBEW") represents hourly labor at Somerset, Cayuga, Westover and Greenidge. The IBEW represents approximately 240 workers. We have negotiated collective bargaining agreements with respect to each electricity generating station, on an individual electricity generating station basis. This gives us continuing labor harmony and encourages the adoption of The AES Corporation's culture by emphasizing individual businesses with responsibility and ownership of local issues. We believe that relations with the people employed at our electricity generating stations are satisfactory.

Item 2.  Properties

         The following table shows the material properties which we or our subsidiaries own or lease. See "Business--The Electricity Generating Stations" for more information about these properties.

Electricity
Generating Station    Location        Capacity    Owned or Leased     Expiration of
Lease
------------------ ----------------  ----------  ---------------     -------------------
Somerset           Barker, NY          675MW       Leased*           February 13, 2033

Cayuga             Lansing, NY         306MW       Leased*           November 13, 2027

Westover           Johnson City, NY    126MW       Owned             Not Applicable

Greenidge          Dresden, NY         161MW       Owned             Not Applicable

---------
* We own all of the land on which Somerset and Cayuga are located and we lease the portion on which the facilities of those stations are located to the special purpose business trusts that own those facilities. We lease the facilities of those stations and sublease the land on which they are located from the special purpose business trusts.

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

         On April 14, 2000, we received a request for information pursuant to
Section 114 of the Clean Air Act from the EPA seeking detailed operating and maintenance history data for Cayuga and Somerset. The EPA has commenced an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to coal-fired facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been used. We have provided the requested documentation.

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

       We are currently in negotiation with the both EPA and NYSDEC. If our current proposal is rejected, the EPA and the NYSDEC could issue a notice or notices of violation (NOV) to us for violations of the Clean Air Act and the New York Environmental Conservation Law. If the Attorney General, the DEC or the EPA does file an enforcement action against our Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants which could require us to make substantial expenditures. We are unable to estimate the effect of such a NOV on our financial condition or results of future operations.

         In January 2000, we received a draft consent order from the NYSDEC that alleges violations of the opacity emission limitations in the air permits for Cayuga, Westover, and Greenidge occurring since we acquired our electricity generating stations from NYSEG. The draft consent order would require us to prepare an opacity compliance plan and would impose penalties for opacity violations occurring after May 14, 1999, the date of the acquisition. We expect to enter a final consent order with the NYSDEC in 2003. AES NY, L.L.C. also received notice from NYSEG that NYSEG has received a draft consent order from the NYSDEC seeking penalties primarily for opacity violations occurring prior to May 14, 1999. In the notice, NYSEG asserts that it will seek indemnification from AES NY, L.L.C. for any penalties, attorney fees, and related costs that it incurs in connection with the consent order. We and AES NY, L.L.C. have denied liability for the pre-closing violations and intend to vigorously defend this claim if NYSEG pursues litigation or arbitration.

         On March 30, 2001, Pozament Corp. filed a Summons and Complaint to be served on AES Westover, LLC., wherein it seeks to recover damages for breach of contract. The plaintiff alleges that it had an exclusive agreement with Westover to remove all of its coal flyash. We believe that the contract in question is unenforceable and void and intend to vigorously defend this claim. We feel that any award or settlement in this case would not materially affect our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II

Item 5.  Market for our Company's Common Equity and Related Stockholder Matters

         All outstanding equity interests in our company are owned indirectly by The AES Corporation.

Item 6.  Selected Financial Data

As of December 31,                           2002       2001         2000        1999
-----------------------------------------   --------   --------    ---------    --------
Balance Sheet Data (in millions)
Total assets                                 $1,126     $1,194      $1,185        $1,133
Long term liabilities                        $  688     $  699      $  678        $  692
Partners' capital                            $  382     $  433      $  441        $  378

----------------------------------------------------------------------------------------

For the period ending December 31,           2002       2001         2000        1999
-----------------------------------------   --------   --------   ----------   ---------
Statement of Income Data (in millions)
Operating revenue                            $ 363      $  378      $  388        $  185
Operating income                             $ 114      $  106      $  151        $   57
Net income                                   $  59      $   52      $   98        $   24

SELECTED QUARTERLY FINANCIAL DATA

     The following table summarizes the quarterly consolidated statements of income (in thousands):

                                      First     Second      Third    Fourth
                                     Quarter    Quarter    Quarter   Quarter
                                     --------   --------   --------  ----------

YEAR ENDED DECEMBER 31, 2002:
   Operating revenue                 $84,520   $ 89,382    $ 85,788  $103,324
   Operating income                   25,700     31,718      18,755    38,035
   Net income                         11,854     17,917       3,279    25,580

YEAR ENDED DECEMBER 31, 2001:
   Operating revenue                $111,405  $  69,681    $ 88,657   $108,605
   Operating income                   49,391     12,294      25,083    19,671
   Net income                         35,455     (1,406)     11,822     5,994

YEAR ENDED DECEMBER 31, 2000:
   Operating revenue                $ 80,096   $ 89,613    $ 97,219  $120,638
   Operating income                   27,183     30,745      35,403    57,958
   Net income                         12,115     15,903      24,552    45,667

PERIOD FROM MAY 14, 1999 (INCEPTION)
TO DECEMBER 31, 1999:
   Operating revenue                    N/A    $ 17,225    $103,618  $ 63,725
   Operating income                     N/A       3,141      43,628    10,269
   Net income                           N/A         578      27,730    (3,893)

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

         All four of our electricity generating stations operate as merchant plants, which means that we will sell their output in power pool spot market transactions or in transactions negotiated from time to time directly with another party rather than selling the output under a long-term power sales contract. As merchant plants, our electricity generating stations generally will be dispatched, that is, they will supply electricity, whenever the market price of electricity exceeds their variable cost of generating electricity. Our energy revenue will be directly affected by the price of electricity, which is usually highest during the summer and winter peak seasons.

         On February 19, 2002, The AES Corporation announced that it intends to reposition itself in the electric business by fully contracting or divesting its merchant generation businesses. The AES Corporation stated that it made this decision to reduce earnings volatility and strengthen its balance sheet. We are one of the merchant generating businesses. Our business could be fully contracted if we were to sign one or more long-term power sales agreements for the output of our electricity generating stations. We stated in our Annual Report on Form 10-K for the year ended December 31, 2001 that we were adopting a policy of not commenting on proposed transactions and we disclaim any obligation to provide information with respect to proposed transactions until a definitive agreement has been reached.

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

         We believe that our electricity generating stations are among the lowest variable cost facilities in the New York power market. We also believe that our electricity generating stations are among the most efficient coal units in the region. We expect that our electricity generating stations will almost always be dispatched. The efficiency of our electricity generating stations provides several important advantages: a relatively stable pricing structure, the ability to benefit from energy price spikes in the market and relatively little risk that our electricity generating stations will be idle while other generating stations are directed to run.

         Our electricity generating stations have historically been available to run a high percentage of the time due to the regulated utility-grade nature of their design and construction. In 2002, 2001 and 2000, the stations had a weighted average (based on capacity) equivalent availability factor of 96%, 96% and 94%, respectively (excluding the outage at Cayuga from April to June 2001). Based upon the historical experience of The AES Corporation, we believe that we can maintain or improve the availability of our electricity generating stations.

         We believe that we will also have opportunities to derive revenue from sales of unforced capacity and ancillary services. Under the terms of the New York Transition Agreement with NYSEG, NYSEG purchased all of our 1,268MW of installed capacity at a price of $68 per MW-day from May 14, 1999 through April 30, 2001. During the term of the New York Transition Agreement, the rules of the NYISO system required us to offer to sell our electric energy in the New York market for delivery of electric energy on the following day. Since termination of the New York Transition Agreement with NYSEG on April 30, 2001, we are permitted to sell unforced capacity through bilateral contracts or through unforced capacity auctions or into other markets. See "Business--New York Power Market."

         NYSEG has brought a proceeding to obtain a refund of real estate taxes it paid in connection with Somerset while NYSEG owned it. NYSEG had little incentive to contest the tax valuation of its electricity generating stations while it owned them because the real property taxes it paid were included among the expenses it was permitted to recover through regulated electricity rates and were therefore passed along to its customers. We have identified real estate taxes as a potential area for cost savings.

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

Revenue Recognition

         Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues generated from the hedging of future sales using commodity forwards, swaps and options are recorded based on settlement accounting with the net amount received recognized as revenue. Revenues for ancillary and other services are recorded when the services are rendered. The Transmission Congestion Contract is not deemed to be a hedge based on the definitions in SFAS 133. Therefore, this contract is marked to market at the end of every period. The mark-to-market value is computed based on a regression of historical eastern and western locational prices. This regression is used with forecasted eastern and western locational prices to calculate the forward congestion for the remainder of the contract term. This accounting treatment contributes to the income statement volatility of this contract.

Property, Plant and Equipment

         Electric generation assets that existed at the date of acquisition (see Note 3) were recorded at fair market value. Somerset and Cayuga, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing (see Note 6). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28.5-year lease terms for Somerset and Cayuga, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. A significant overabundance of supply and a sustained, significant decline in market prices to below our variable cost could cause a decrease in the estimated useful lives of our electric generation assets. If the useful life of any of our property, plant and equipment is changed, the new life would be based on engineering studies and expected usage. The estimated average remaining useful life of our property, plant and equipment is approximately 23 years. If the estimated average remaining life of our property, plant and equipment were to decrease by five years, annual depreciation would increase by $7.7 million. Maintenance and repairs are charged to expenses as incurred.

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

Derivatives

         On January 1, 2001, we adopted SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives (including derivatives embedded in other contracts) be recorded as either assets or liabilities at fair value on the balance sheet. Changes in the derivative's fair value are to be recognized in earnings in the period of change, unless hedge accounting criteria are met. Hedge accounting allows the derivative's gains or losses in fair value to offset the related results of the hedged item. We utilize derivative financial instruments to manage commodity price risk. Although the majority of our derivative instruments qualify for hedge accounting, the adoption of SFAS No. 133 may result in more variation to our results of operations from changes in commodity prices. We have chosen to use the hypothetical derivative methodology for testing whether our hedges meet the criteria to qualify for hedge accounting treatment. A historical regression is performed between the plants, delivery points into the NYISO and the NYISO zones in which the hedges are settled. Comparing the results of the historical regression and the actual changes in the market value of the hedges determines if the hedges qualify for hedge accounting criteria treatment. For the years ended December 31, 2002, 2001 and 2000 we recognized income of $8.9 million, a loss of $29.5 million and income of $24.9 million, respectively, pursuant to SFAS No. 133 related to derivatives which did not qualify for hedge accounting. See Note 7 to the consolidated financial statements for a more complete discussion of the accounting for derivatives under SFAS No. 133.

        Results of Operations
        ---------------------
        (Amounts in Millions)
                                                       %                  %
For the Year Ended December 31,     2002     2001    Change     2000    Change
                                   ------   ------   -------   ------   -------
Energy Revenue                     $310.6   $345.4   (10.1)    $322.7      7.0

Capacity Revenue                     36.6     26.8    36.6       31.6    (15.2)

Transmission Congestion Contract      8.9        -       -       24.9        -

Other                                 6.9      6.2    11.3        8.5    (27.1)

         Energy revenues for the year ended December 31, 2002 were $310.6 million, compared to $345.4 million for the year ended December 31, 2001, a decrease of 10.1%. The decrease in energy revenues is primarily due to lower market prices and lower demand. Market prices for peak and offpeak electricity were 12.2% and 6.5% lower than for the year ended December 31, 2001. Demand for peak and offpeak electricity was 3.2% and 1.7% lower than the year ended December 31, 2001. Energy revenues for the year ended December 31, 2001 were $345.4 million, compared to $322.7 million for the year ended December 31, 2000, an increase of 7.0%. The increase in energy revenues from 2000 to 2001 is primarily due to higher market prices in the first half of the year and higher operating levels during that time. These were offset by a major maintenance outage at Cayuga of approximately 45 days for Unit 1 in 2001.

         Capacity revenues for the year ended December 31, 2002 were $36.6 million, compared to $26.8 million for the year ended December 31, 2001, an increase of 36.6%. The increase in capacity revenue is primarily due to higher prices for capacity sales on the open market for the summer capacity period (June - October) offset by the expiration of a long-term capacity contract in April 2001. Capacity sales on the open market for the winter capacity period (November-May) were at lower rates. Capacity revenues for the year ended December 31, 2001 were $26.8 million, compared to $31.6 million for the year the December 31, 2000, a decrease of 15.2%. The decrease in capacity revenue from 2000 to 2001 is primarily due to the expiration of a long-term capacity purchase agreement with NYSEG in April 2001. Capacity sales on the open market for the winter capacity period (November-May) were at lower rates.

         The Transmission Congestion Contract is essentially a swap between the congestion component of the locational prices posted by the NYISO in western New York and the more populated areas in eastern New York. The Transmission Congestion Contract became effective on November 1, 2000 and terminates on October 1, 2004. We entered into this agreement because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation. This contract is not deemed to be a hedge based on the definitions in SFAS 133. Therefore, this contract is marked to market at the end of every period. The mark-to-market value is computed based on a regression of historical eastern and western locational prices. This regression is used with forecasted eastern and western locational prices to calculate the forward congestion for the remainder of the contract term. This accounting treatment contributes to the income statement volatility of this contract.

Operating Expenses
--------------------                                    %                 %
For the Year Ended December 31,    2002     2001     Change     2000   Change
                                  ------   ------    -------   ------  ------
Fuel expense                      $137.2   $135.6       1.2   $131.7    3.0

Depreciation and amortization       35.5     33.6       5.7     31.7    6.0

Operations and maintenance          17.0     19.6     (13.3)    16.8   16.7

General and administrative          59.1     53.7      10.0     56.1   (4.3)

Transmission Congestion Contract       -     29.5         -        -      -

         Fuel Expense for the year ended December 31, 2002 was $137.2 million, compared to $135.6 million for the year ended December 31, 2001, an increase of 1.2%. The increase in fuel expenses is primarily due to higher coal prices offset by lower operating levels due to lower demand. Fuel expense for the year ended December 31, 2001 was $135.6 million, compared to $131.7 million for the year ended December 31, 2000, an increase of 3.0%. The increase in fuel expenses is primarily due to higher operating levels in the first half of the year, which necessitated greater coal usage and greater coal purchases on the spot market.

         Depreciation and amortization expense for the year ended December 31, 2002 was $35.5 million, compared to $33.6 million for the year ended December 31, 2001, an increase of 5.7%. This increase is primarily due to a full year's depreciation of the SCR system to reduce NOx emissions at Cayuga which was operational June 7, 2001. Depreciation and amortization expense for the year ended December 31, 2001 was $33.6 million, compared to $31.7 million for the year ended December 31, 2000, an increase of 6.0%. This increase is primarily due to a half year's depreciation of the SCR system to reduce NOx emissions at Cayuga which was operational June 7, 2001.

         Operations and maintenance expense for the year ended December 31, 2002 was $17.0 million, compared to $19.6 million for the year ended December 31, 2001, a decrease of 13.3%. This decrease is primarily due to maintenance expenses incurred during a scheduled outage at Cayuga in the second quarter of 2001, which are not annually recurring expenses. Operations and maintenance expense for the year ended December 31, 2001 was $19.6 million, compared to $16.8 million for the December 31, 2000, an increase of 16.7%. This increase is primarily due maintenance expenses incurred during a scheduled outage at Cayuga in the second quarter of 2001.

         General and administrative expense for the year ended December 31, 2002 was $59.1 million, compared to $53.7 million for the year ended December 31, 2001, an increase of 10.0%. This increase is primarily due to significant increases in property taxes and property and medical insurance which were partially offset by reversal of accruals for potential environmental liabilities which were resolved at a lower cost than estimated. General and administrative expense for the year ended December 31, 2001 was $53.7 million, compared to $56.1 million for the year December 31, 2000, a decrease of 4.3%.

         The Transmission Congestion Contract is essentially a swap between the congestion component of the locational prices posted by the NYISO in western New York and the more populated areas in eastern New York. The Transmission Congestion Contract became effective on November 1, 2000 and terminates on October 1, 2004. We entered into this agreement because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation. This contract is not deemed to be a hedge based on the definitions in SFAS 133. Therefore, this contract is marked to market at the end of every period. The mark-to-market value is computed based on a regression of historical eastern and western locational prices. This regression is used with forecasted eastern and western locational prices to calculate the forward congestion for the remainder of the contract term. This accounting treatment contributes to the income statement volatility of this contract.

Other Expenses
--------------------                                     %                %
For the Year Ended December 31,      2002     2001     Change    2000   Change
                                    ------   ------   -------   ------  ------
Interest expense                    $57.7    $58.4     (1.2)     $57.3    1.9

Interest Income                       2.1      3.9    (46.2)       4.3   (9.3)

         Other Income/Expenses for the year ended December 31, 2002 were net expenses of $55.5 million, compared to net expenses of $54.5 million for the year ended December 31, 2001, an increase of 1.8%. This increase is primarily due to lower interest income offset by lower interest expense. Other Income/Expenses for the year ended December 31, 2001 were net expenses of $54.6 million, compared to net expenses of $53.0 million for the year ended December 31, 2000, a decrease of 2.8%. This decrease is primarily due to lower interest rates and higher interest expense.

         Liquidity and Capital Resources

         The leases for Somerset and Cayuga require that we make fixed semiannual payments of rent on each January 2 and July 2 during the terms of the leases commencing on January 2, 2000 in amounts calculated to be sufficient
(1) to pay principal and interest when due on the secured lease obligation notes issued by the special purpose business trusts that own and lease to us Somerset and Cayuga and (2) to pay the economic return of the institutional investors that formed the special purpose business trusts. Our minimum rent obligation under the leases is $57.6 million for 2003, $63.5 million for 2004, $59.5 million for 2005, $61.6 million for 2006, $62.5 for 2007 and a total of $1,252.1 million for the years thereafter. For purposes of the minimum rent obligations described in the preceding sentence, we treated the semiannual rent payments that are due on January 2 of each year as though they would be paid in the preceding year. You can find information concerning our minimum rental obligations that treats rent payments as obligations for the years in which they are due in note 6 of our audited financial statements which are included in this Annual Report on Form 10-K. Through July 2, 2020 and so long as no lease event of default exists, we may defer payment of rent obligations under each lease in excess of the amount required to pay principal and interest on the secured lease obligation notes until after the final scheduled payment date of the secured lease obligation notes. As of December 31, 2002, we have not deferred any portion of our lease obligations. In addition, we are required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable basic rent) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. At December 31, 2002 and 2001, the amounts deposited in the rent reserve account were $31.7 million for each year.

         We will also be obligated to make payments under the coal hauling agreement with Somerset Railroad in an amount sufficient, when added to funds available from other sources, to enable Somerset Railroad to pay, when due, all of its operating expenses and other expenses, including interest on and principal of outstanding indebtedness. On August 14, 2000, Somerset Railroad entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to Somerset Railroad by an affiliate of CIBC World Markets. The credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly.

         As a result of these obligations, we must dedicate a substantial portion of our cash flow from operations to payments of rent under the leases, payments under our working capital facility and payments under the coal hauling agreement with Somerset Railroad, which in turn allow Somerset Railroad to pay principal and interest under its credit facility with Fortis Capital Corp. The principal payments for the $26 million credit facility are $1.9 million per year.

         We incurred approximately $7.1 million, $17.1 million and $20.8 million in capital expenditures with regard to our assets for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts include approximately $11.2 million for a SCR system to reduce NOx emissions at Cayuga which was operational June 7, 2001. We will make capital expenditures thereafter according to the maintenance program for our electricity generating stations. In addition to capital requirements associated with the ownership and operation of our electricity generating stations, we will have significant fixed charge obligations in the future, principally with respect to the leases.

         Compliance with environmental standards will continue to be reflected in our capital expenditures and operating costs. Based on the current status of regulatory requirements and, other than the expenditures for the SCRs at Somerset and Cayuga, including the construction of new landfill space to manage ash from Somerset's SCR system operations, and expenditures for possible installation of a SCR system on Cayuga Unit 2, the U.S. Department of Energy Power Plant Improvement project on Greenridge Unit 4 and the Westover Overfire Air Project, we do not anticipate that any capital expenditures or operating expenses associated with our compliance with current laws and regulations will have a material effect on our results of operations or our financial condition. See "Business--Regulation--Environmental Regulatory Matters."

         Our net working capital at December 31, 2002, 2001 and 2000 was $96.5 million, $80.1 million and $84.2 million, respectively. During 2000, we made one borrowing under a Credit Suisse First Boston working capital credit facility. The borrowing was from July 18, 2000 to July 25, 2000 in the amount of $8 million and bore interest at the rate of 8.375% per annum. At March 9, 2001, our $20 million Credit Suisse First Boston working capital credit facility was terminated. In April 2001, we entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility had a term of approximately twenty-one months. We can borrow up to $35 million for working capital purposes under this facility. In addition, we can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Through November 20, 2002, we made three borrowings under this facility. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125% and was repaid in full on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125% and was repaid in full on February 28, 2002. The third borrowing was for $14.0 million on July 9, 2002, at an interest rate of 6.125% and was repaid in full in two installments: $7.2 million on July 31, 2002 and $6.8 million on August 28, 2002.

         On November 20, 2002, we signed an agreement with Union Bank of California, N.A. for a one-year extension of our current facility. Currently, lenders have committed to provide only $15 million of the $35 million secured revolving working capital and letter of credit facility. We are attempting to obtain commitments for the remaining $20 million. Our financial flexibility may be limited if we are unable to obtain these commitments or substitute other sources of credit. Under this agreement, we borrowed $9.7 million on January 10, 2003 at an interest rate of 5.75%. The $9.7 million was repaid in full on January 28, 2003. At the date of filing our 2002 annual report on Form 10-K, of the $15 million committed, we have letters of credit of $7.5 million written which have been provided as additional margin to counterparties.

         As we attempt to obtain the remaining commitments on our current facility, The AES Corporation on January 6, 2003 authorized us to provide letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million. At the date of filing our annual report on Form 10-K we have obtained letters of credit in the amount of $14.4 million to support normal ongoing hedging activities with a number of counterparties.

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

         Cash flow from our operations was sufficient to cover aggregate rental payments under the leases for Somerset and Cayuga on the rent payment dates of January 2, 2000, July 2, 2000, January 2 2001, July 2, 2001, January 2, 2002,
July 2, 2002 and January 2, 2003. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter. We also believe that our cash flow from operations, together with amounts we can borrow under our working capital and letter of credit facility with Union Bank of California, N.A., will be sufficient to cover expected capital requirements over the terms of the leases. If we are required to make unanticipated capital expenditures, our cash flow from operations and operating income in the period incurred would be reduced.

         Our future ability to obtain additional debt financing for working capital, capital expenditures or other purposes is limited by financial covenants restricting our ability to incur debt and liens contained in the agreements governing the leases of Somerset and Cayuga. With certain exceptions, these agreements limit us to a maximum of $100 million of indebtedness, including no more than $25 million of indebtedness for purposes other than to provide working capital.

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

         The AES Corporation contributed approximately $1.5 million and $9.4 million to us in 2002 and 2001, respectively. The contributions were accounted for as a partner's contribution were related to the construction of the SCR on Unit 1 of Cayuga, which became operational on June 7, 2001. The AES Corporation has no obligation to provide any additional funding to us.

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

         On October 3, 2002, Standard & Poor's lowered its rating on our $550 million pass though trust certificates issued to finance the acquisition of Somerset and Cayuga and $35 million working capital facility bank loan to BB+ from BBB- solely due to our rating linkage to The AES Corporation. The rating was also placed on CreditWatch with negative implications. In a press release announcing the ratings downgrade of the our debt, Standard & Poor's noted that in most circumstances, it will not rate the debt of a wholly owned subsidiary higher than the rating of the parent. Even though we believe that the provisions of our financing arrangements render us bankruptcy remote from The AES Corporation, Standard & Poor's stated that it did not view these provisions as 100% preventative of the risk of substantive consolidation in the event of a bankruptcy of The AES Corporation. Therefore,

Standard & Poor's limited the rating differential provided by such structural elements to three notches and stated that our credit ratings cannot be higher than BB+.

         Trigger Events

         Our commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit if our credit ratings were downgraded. Under such circumstances, we would need to post collateral to continue transacting risk-management business with many of our counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would have a negative effect on our profitability. If such collateral were not posted, our ability to continue transacting business as before the downgrade would be impaired. In response to an earlier downgrade of The AES Corporation, one of our coal suppliers requested credit assurance based on a clause specific to their contact. After discussions with the supplier, we negotiated an agreement for a prepayment system with a discounted price. This agreement expired on December 31 2002 and was not renewed. On October 8, 2002, one of our counterparties made a $1 million margin call on us because of the Standard & Poor's downgrade. We provided a letter of credit for $1 millon.

         As of the date of filing this Anual Report on Form 10-K, the pass through trust certificates issued to finance the acquisition of Somerset and Cayuga carry a non-investment grade rating (BB+) from Standard & Poor's Ratings Services and Fitch IBCA, Inc. ratings agencies and a non-investment grade rating (Ba1) from Moody's Investors Service, Inc. rating agency.

         Pension Plan

         Effective May 14, 1999, the Partnership adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while being employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of NYSEG. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant were fixed as of such date. As of December 31, 2002, the Plan was funded at least to the extent required by Internal Revenue Code (IRC)
Section 412 minimum funding and not more than the requirement of IRC Section 404, maximum contribution limits. We will make at least the required minimum contribution within the Employee Retirement Income Security Act (ERISA) guidelines. Pension benefits are based on the number years of credited service, age of the participant, and average earnings. During 2000, 2001 and 2002 collectively bargained people were offered the opportunity to freeze their accrued benefit payable under the Plan and opt into the AES Profit Sharing and Stock Ownership Plans.

         The Assets and liabilities of the Plan were valued as of October 31, 2002. This measurement date is a change from the previous practice of utilizing a December 31 measurement date for 2001 and 2000. The values of the assets and liabilities as of October 31, 2002 were not materially different than the values as of December 31, 2002.

         Significant assumptions were used in the calculations of the net benefit cost and projected benefit obligation for the periods ending December 31, 2000, December 31, 2001, and October 31, 2002. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries, plan asset manager, consultants, as well as long-term inflation assumptions. Projected returns are based on a broad range of equity and bond indices. The best estimate of this range is based on asset class return expectations which reflect historical data as well as the opinion of the plan manager about the forecasted returns of each class. Our expected long-term rate of 8% return on Qualified Plan assets is based on the allocation assumption of 60% equities(50% Growth and 50% Value), with a 10% long term rate of return and 40% in fixed income investments, with a 5.5% long-term rate of return. Because of market fluctuation, our actual allocation as of October 31, 2002, was 53% equities and 47% in fixed income investments. However, we believe that our long-term asset allocation on average will approximate 60% equities and 40% fixed income investments. We regularly review the asset allocation with the asset manager and periodically rebalance our investments to our targeted allocation when appropriate. We continue to believe that the 8% is a reasonable long-term rate of return on the Plan assets, despite the market downturn. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

         The Plan bases its determination of pension expense or income on the fair value of assets on the measurement date. As of October 31, 2002, the Plan has generated cumulative unrecognized net actuarial losses of approximately $675,000 which remain to be recognized in pension cost. These unrecognized net actuarial losses result in decreases in future pension income depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No. 87, "Employers Accounting for Pensions".

         The discount rate that we utilize for determining future pension obligations is based on the rates that we would expect insurance companies to settle future liabilities. The discount rate has remained at 6.25% since 2001. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our pension plans.

         Lowering the expected long-term rate of return on the plan assets by 0.5% would have increased our 2002 pension cost by approximately $30,000. Lowering the discount rate by 0.5% and increasing the rate of compensation expense increase assumption by 0.5% would increase our 2002 pension cost by $23,000.

         The fair value of the Plan's assets has increased from $4.9 million at December 31, 2001 to $7.2 million at October 31, 2002. The cash contributions to the plan of approximately $3.0 million were partially offset by investment performance losses of approximately $500,000 and benefits paid during 2002 of approximately $200,000. We believe we will continue to be required to make cash contributions to our plan for at least the next three years.

         New Accounting Pronouncements

         Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. The initial adoption of SFAS No. 142 did not have a significant impact on our financial position and results of operations.

         Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective as of January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will adopt SFAS No. 143 effective January 1, 2003.

         We have completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143 includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, we will record a liability of approximately $9.2 million, a net asset of approximately $3.4 million, and a cumulative effect of a change in accounting principle of approximately $5.8 million.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. Our initial adoption of the provisions of SFAS No. 144 did not have any impact on its financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishments must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistently with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishments will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard does not have a significant impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We expect to use the prospective method to transition to the fair value based method of accounting for stock-based employee compensation. All employee awards granted, modified, or settled after January 1, 2003 will be recorded using the fair value based method of accounting. The expanded disclosures required by SFAS No. 148 will be included in the our quarterly financial reports beginning in the first quarter of 2003. Our adoption of the prospective method of accounting for stock-based employee compensation should not have any material impact on our financial position or results of operations.

         We adopted the disclosure provisions of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. We will apply the initial recognition and measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. In general, we enter into various agreements providing financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees, letters of credit and surety bonds. FIN 45 does not encompass guarantees issued either between parents and their subsidiaries or between corporations under common control, a parent's guarantee of its subsidiary's debt to a third party (whether the parent is a corporation or an individual), a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent, nor does it apply to guarantees of a company's own future performance. Adoption of FIN 45 had no impact to our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. We do not expect the adoption of the liability recognition provisions of FIN 45 to have a material impact on our financial position or results of operations.

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

         We are exposed to the impact of market fluctuations in the prices of electricity and coal. Our current and expected future revenues are derived from wholesale energy sales without significant long-term revenue or supply contracts. Our results of operations are subject to the volatility of electricity and coal prices in competitive markets. We hedge certain aspects of our "net open" positions. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of this strategy involves the use of commodity forward contracts, swaps and options.

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

         We perform our VaR calculation using a model based on the variance/covariance methodology with a delta gamma model for optionality. We express VaR as a dollar amount of the potential loss in the fair value of our portfolio based on a 95% confidence level and a one-day holding period. Our daily VaR for commodity price sensitive instruments as of December 31, 2002, 2001 and 2000 was $4.8 million, $6.2 million and $5.5 million, respectively. These amounts include the financial instruments that serve as hedges and do not include the underlying physical assets. During 2002, the daily VaR amount was greater than the year-end amount at the end of each quarter in 2002. In the year ended December 31, 2001, the daily VaR amount was greater than the year-end amount on June 29, and September 28, 2001. At no date during 2000 was the daily VaR amount greater than it was at year-end.

Item 8.  Financial Statements and Supplementary Data

         The following financial statements are attached to this Annual Report on Form 10-K following the signature page:

AES EASTERN ENERGY, L.P.

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended December 31,
           2002, 2001 and 2000.
         Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000.
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000.
         Notes to Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2002 and 2002 Notes to Consolidated Balance Sheets

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

         The following table sets forth certain information concerning our management team as of March 28, 2003.

         Name                      Age      Position

         Dan Rothaupt              51       General Manager
         John Ruggirello           52       Assistant General Manager
         Richard Santoroski        38       Manager of Marketing
         Kevin Pierce              45       Somerset Plant Manager
         Jerry Goodenough          38       Cayuga Plant Manager
         James Mulligan            54       Westover Plant Manager
         Douglas Roll              47       Greenidge Plant Manager

         Dan Rothaupt, our management team leader, is a Vice President of The AES Corporation and is a former plant manager for AES Thames, a coal-fired facility located in the New England power pool region. Mr. Rothaupt has been with The AES Corporation for 12 years. In addition to AES Thames, he has managed a number of complex operations including the startup of The AES Corporation's business in Hawaii with its coal-fired Barbers Point facility. Mr. Rothaupt has a proven track record of reducing costs while organizing The AES Corporation's businesses at various locations in the United States and has 27 years experience working in various aspects of power systems. Mr. Rothaupt is General Manager of our company. Mr. Rothaupt has a Bachelor of Science degree in Mechanical Engineering from the United States Coast Guard Academy.

         John Ruggirello was named a Chief Operating Officer of The AES Corporation in February 2003. He was appointed Executive Vice President and Chief Operating Officer in February 2000, was Senior Vice President until February 2000 and was appointed Vice President in January 1997. Mr. Ruggirello has led the AES Enterprise group, with responsibility for project development, construction and plant operations in the Mid-Atlantic region of the United States. He has over 23 years of industry experience. Mr. Ruggirello also serves as a board member of NIGEN, Ltd., a joint venture of The AES Corporation. He served as President of AES Beaver Valley from 1990 to 1996. Mr. Ruggirello is Assistant General Manager of our company. He has a Bachelor of Science degree in Mechanical Engineering from the New Jersey Institute of Technology.

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

         Kevin Pierce has over 22 years experience in power operations and has worked for The AES Corporation for 14 years. Mr. Pierce was formerly the plant manager for AES Hawaii, which reliably supplies twenty percent of the electric demand for the island of Oahu and was involved with the start-up and operations of the AES Thames plant. Mr. Pierce is the plant manager of Somerset. Mr. Pierce has a Bachelor of Science degree in Marine Engineering from Maine Maritime Academy.

         Jerry Goodenough has over 14 years experience in the power generation business. Mr. Goodenough was formerly employed by NYSEG in engineering and supervisory roles in the generation engineering group and at Cayuga. Mr. Goodenough is the Plant Manager of Cayuga. Mr. Goodenough holds a Bachelor of Arts degree in Physics from Ithaca College and a Master of Science degree in Electrical Engineering from the State University of New York at Binghamton.

         James Mulligan has over 27 years experience in the power generation business including design and management of utility plants. Mr. Mulligan was formerly employed by NYSEG as the plant manager at Cayuga. Prior to that, he was responsible for NYSEG's four central area plants, which achieved the lowest production costs and highest availabilities in their operating history during his tenure. Mr. Mulligan is the plant manager of Westover. Mr. Mulligan has a Bachelor of Science degree in Mechanical Engineering from the New York Institute of Technology.

         Douglas J. Roll has over 19 years experience in the power generation business in areas of plant management, engineering, design, construction and start-up of fossil fuel-fired power plants. Mr. Roll was formerly the Station Manager at NYSEG's Greenidge Station where he directed the efforts of the station's staff to the lowest production cost and heat rate and highest reliability and availability in 25 years. Prior to that, Mr. Roll was the Manager of Mechanical Engineering in NYSEG's Generation Department, responsible for directing the engineering, design, construction and start-up of large scale capital projects at NYSEG's coal fired power plants. Mr. Roll is the Plant Manager of Greenidge. Mr. Roll holds a Bachelor of Science degree in Mechanical Engineering from Cornell University and a Bachelor of Arts degree in Biology from Queens College of the City University of New York. Mr. Roll is a registered Professional Engineer in the State of New York.

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

         Dr. Roger F. Naill, 56 years old, was appointed Senior Vice President of the AES Corporation in February 2001 and has been Vice President for Planning at The AES Corporation since 1981. Dr. Naill is responsible for financial forecasts and other corporate issues of The AES Corporation. Prior to joining The AES Corporation, Dr. Naill was Director of the Office of Analytical Services at the U.S. Department of Energy. Dr. Naill received a Ph.D in Engineering from Dartmouth College and a MSM Degree from the A.P. Sloan School of Business (MIT).

         Barry J. Sharp, 43 years old, holds the position of Chief Financial Officer of the AES Corporation. His responsibilities include overseeing the finance function at The AES Corporation. He was appointed Executive Vice President of The AES Corporation in February 2001. Mr. Sharp was appointed Senior Vice President and Chief Financial Officer of The AES Corporation effective January 1998 and had been Vice President and Chief Financial Officer of The AES Corporation since 1987. He also served as Secretary of The AES Corporation until February 1996. From 1986 to 1987, he served as The AES Corporation's Director of Finance and Administration. Mr. Sharp is a certified public accountant.

Item 11.  Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         Not Applicable.

Item 14. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer of our General Partner, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 240.15d-14(c)) as of a date (the "Evaluation Date) within 90 days of the filing date of the annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

         Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge in other factors that could significantly affect such controls, subsequent to the Evaluation Date.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Financial Statements, Financial Statement Schedules and Exhibits.

             (1) The following financial statements are attached to this Annual Report on Form 10-K following the signature page and certifications:

             AES EASTERN ENERGY, L.P.

             Independent Auditors' Report

             Financial Statements:

                Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended
                  December 31, 2002 and 2001 and 2000 Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2002 and 2001 and 2000
                Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000
                Notes to Consolidated Financial Statements

         AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

         Independent Auditors' Report

         Financial Statements:

             Consolidated Balance Sheets as of December 31, 2002 and 2001 Notes to Consolidated Balance Sheets

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

                 10.8          [Reserved]

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

                 10.23b Schedule identifying substantially identical agreements to Second Amendment constituting
                               Exhibit 10.23a hereto**

                 10.24a Second Amendment to Milliken A-1 Participation Agreement and Appendix A dated as of April 10, 2001**

                 10.24b Schedule identifying substantially identical agreements to Second Amendment constituting
                               Exhibit 10.24a hereto**

                 10.25a $35,000,000 Credit Agreement dated as of April 10, 2001 among AEE and Union Bank of California, N.A., as Agent**

                 10.25b Amendment No. 1 and Waiver dated as of August 31, 2001 to $35,000,000 Credit Agreement dated as of April 10, 2001 among AEE and Union Bank of California, N.A., as Agent**

                 10.25c Amendment No.2 to Credit Agreement dated as of November 20, 2002 to Credit agreement dated as of April 10, 2001 among AEE and Union Bank of California, N.A., as Agent as amended.

                 12.1 Statement regarding ratio of earnings to fixed charges

                 21.1          Subsidiaries Schedule*

                 24            Power of Attorney

---------

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

         (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of our fiscal year ended December 31, 2002.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AES Eastern Energy, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2003

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

          Signature                          Title                     Date
----------------------------      --------------------------      --------------

Principal Executive Officer

/s/ Dan Rothaupt               President and Class A              March 28, 2003
---------------------------    Director of AES NY, L.L.C.
Dan Rothaupt


Principal Financial Officer

/s/ Amy Conley                 Vice President and Treasurer       March 28, 2003
---------------------------    of AES NY, L.L.C.
Amy Conley


             *                 Class A Director of AES            March 28, 2003
---------------------------    NY, L.L.C.
Barry J. Sharp


             *                 Class A Director of                March 28, 2003
---------------------------    AES NY, L.L.C.
Roger F. Naill



*By: /s/ Dan Rothaupt
    -----------------------
    Co-Attorney-in-Fact


*By: /s/ Amy Conley
    -----------------------
    Co-Attorney-in-Fact

                                 CERTIFICATIONS

I, Daniel J. Rothaupt, certify that:

1. I have reviewed this annual report on Form 10-K of AES Eastern Energy, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                 /s/ Daniel J. Rothaupt
                                --------------------------------
                                    Daniel J. Rothaupt
                                       President
                                (principal executive officer)

                                 CERTIFICATIONS

I, Amy Conley, certify that:

1. I have reviewed this annual report on Form 10-K of AES Eastern Energy, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                     By: /s/ Amy Conley
                               ---------------------------------
                                         Amy Conley
                                       Vice President
                               (principal financial officer)


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

                          Index to Financial Statements


AES EASTERN ENERGY, L.P.

Independent Auditors' Report

Financial Statements:

   Consolidated Balance Sheets

   Consolidated Statements of Income

   Consolidated Statements of Changes in Partners' Capital

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Independent Auditors' Report

Financial Statements:

   Consolidated Balance Sheets

   Notes to Consolidated Balance Sheets



*The Consolidated Balance Sheets of AES NY, L.L.C. contained in this Form 10-K should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P. The pass through trust certificates do not represent an interest in or an obligation of AES NY, L.L.C.

INDEPENDENT AUDITORS' REPORT


To the Partners of AES Eastern Energy, L.P.

We have audited the accompanying consolidated balance sheets of AES Eastern Energy, L.P. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Partnership) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in partners' capital, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES Eastern Energy, L.P., and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP



McLean, Virginia
January 24, 2003

                            AES EASTERN ENERGY, L.P.
                          CONSOLIDATED BALANCE SHEETS,
                    DECEMBER 31, 2002 and DECEMBER 31, 2001

(Amounts in Thousands)
------------------------------------------------------------------------------------------
     Year ended December 31,                                         2002          2001
                                                                -----------   ----------
ASSETS
Current Assets:
     Restricted cash:
        Operating - cash and cash equivalents                   $     4,605   $    4,193
        Revenue account                                              76,566       71,606
     Accounts receivable - trade                                     35,233       27,590
     Accounts receivable - affiliates                                     -          319
     Accounts receivable - other                                      1,235        2,123
     Inventory                                                       26,982       29,615
     Prepaid expenses                                                 7,617        6,464
                                                                -----------   ----------
          Total current assets                                      152,238      141,910
                                                                -----------   ----------
PROPERTY, PLANT, EQUIPMENT, AND RELATED ASSETS:
     Land                                                             7,011        6,884
     Electric generation assets -net of
       accumulated depreciation of $117,222 and $82,205             929,654      957,662
                                                                -----------   ----------
          Total property, plant, equipment and related assets       936,665      964,546
                                                                -----------   ----------
OTHER ASSETS:
     Deferred financing -net of
       accumulated amortization of $863 and $359                        293          480
     Derivative valuation                                             2,510       55,182
     Transmission Congestion Contract                                 2,416            -
     Rent reserve account                                            31,717       31,719
                                                                -----------   ----------
TOTAL ASSETS                                                    $ 1,125,839   $1,193,837
                                                                ===========   ==========
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                           $     1,195   $    1,663
     Lease financing - current                                        1,665        6,223
     Environmental remediation                                           20          155
     Accrued interest expense                                        28,078       28,353
     Due to The AES Corporation and affiliates                        6,945        6,414
     Accrued coal and rail expense                                    8,492        9,652
     Accrued expenses and other liabilities                           9,311        9,374
                                                                -----------   ----------
          Total current liabilities                                  55,706       61,834
                                                                -----------   ----------

LONG-TERM LIABILITIES:
     Lease financing - long term                                    637,660      639,326
     Environmental remediation                                        9,192       11,442
     Defined benefit plan obligation                                 17,439       16,968
     Derivative valuation liability                                  20,996       26,665
     Transmission congestion contract                                     -        3,506
     Other liabilities                                                2,600        1,057
                                                                -----------   ----------
          Total long-term liabilities                               687,887      698,964
                                                                -----------   ----------
TOTAL LIABILITIES                                                   743,593      760,798

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL                                                   382,246      433,039
                                                                -----------   ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $ 1,125,839   $1,193,837
                                                                ===========   ==========


    The notes are an integral part of the consolidated financial statements

                            AES EASTERN ENERGY, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Amounts in Thousands)
-----------------------------------------------------------------------------------------
     Year ended December 31,                     2002           2001             2000
                                              --------        --------         --------
OPERATING REVENUES:
     Energy                                   $310,616        $345,410         $322,677
     Capacity                                   36,644          26,767           31,572
     Transmission Congestion Contract            8,875               -           24,851
     Other                                       6,879           6,171            8,466
                                              --------        --------         --------
          Total revenues                       363,014         378,348          387,566
                                              --------        --------         --------
OPERATING EXPENSES:
     Fuel                                      137,175         135,562          131,681
     Depreciation and amortization              35,538          33,542           31,723
     Operating and maintenance                  16,954          19,572           16,761
     General and administrative                 59,112          53,712           56,112
     Transmission Congestion Contract                -          29,494                -
     Derivative valuation                           27              27                -
                                              --------        --------         --------
          Total operating expenses             248,806         271,909          236,277
                                              --------        --------         --------

OPERATING INCOME                               114,208         106,439          151,289
                                              --------        --------         --------

OTHER INCOME (EXPENSE):
     Interest expense                          (57,694)        (58,434)         (57,314)
     Interest income                             2,116           3,860            4,262
                                              --------        --------         --------

          Total other income (expense)         (55,578)        (54,574)         (53,052)
                                              --------        --------         --------

NET INCOME                                    $ 58,630        $ 51,865         $ 98,237
                                              ========        ========         ========


    The notes are an integral part of the consolidated financial statements

                            AES EASTERN ENERGY, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 2002, 2001 AND, 2000

(Amounts in Thousands)
--------------------------------------------------------------------------------------------------
                                                                      Accumulated
                                                                         Other
                                       General   Limited              Comprehensive  Comprehensive
                                       Partner   Partner     Total      Income          Income
                                       -------   -------   ---------  -------------  -------------
BALANCE, DECEMBER 31, 1999               3,782   374,439    378,221

     Net income                            982    97,255     98,237

     Dividends paid                       (350)  (34,650)   (35,000)
                                       -------   -------    -------

BALANCE, DECEMBER 31, 2000               4,414   437,044    441,458

     Partners' Contribution,(See Note 8)    94     9,278      9,372

     Net income                            519    51,346     51,865                      51,865

     Dividends paid                       (982)  (97,218)   (98,200)

     Transition adjustment on
      January 1, 2001                     (663)  (65,671)   (66,334)     (66,334)       (66,334)

     Other comprehensive income            949    93,929     94,878       94,878         94,878
                                       -------   -------    -------      -------        -------
     Comprehensive income                                                 28,544         80,409

BALANCE, DECEMBER 31, 2001               4,331   428,708    433,039

     Partners' Contribution,(See Note 8)    15     1,498      1,513

     Net income                            586    58,044     58,630                      58,630

     Dividends paid                       (640)  (63,320)   (63,960)

     Other comprehensive income            (47)  (46,929)   (46,976)     (46,976)       (46,976)
                                       -------   -------    -------      -------        -------
     Comprehensive income                                                (18,432)        92,063
                                                                         =======        =======
BALANCE, DECEMBER 31, 2002               4,245   378,001    382,246
                                       =======   =======    =======


    The notes are an integral part of the consolidated financial statements.

                            AES EASTERN ENERGY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Amounts in Thousands)
---------------------------------------------------------------------------------------------------
        Year ended December 31,                       2002               2001              2000
                                                  -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $  58,630          $  51,865          $ 98,237
     Adjustments to reconcile net income to
      Net cash used in operating activities:
      Depreciation and amortization                   35,521             33,542            31,723
      Realized (gain)Loss on derivative               (5,895)            28,385           (24,851)
      Net defined benefit plan cost                    3,499              1,389            (2,989)
      Payments to pension plan                        (3,028)            (3,202)           (2,110)
     Changes in current assets and liabilities:
      Accounts receivable                             (6,436)             6,508           (13,466)
      Inventory                                        2,633             (6,307)            4,681
      Prepaid expenses                                (1,153)              (312)               37
      Accounts payable                                  (468)               231               924
      Accrued interest expense                          (275)            (1,119)           (8,988)
      Due to AES Corporation and affiliates              531             (2,190)            5,354
      Accrued coal and rail expense                   (1,160)              (776)            3,311
      Other liabilities                                 (905)            (5,596)           (1,599)
                                                    --------          ---------          --------
          Net cash provided by operating activities   81,494            102,418            90,264
                                                    --------          ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for capital additions                   (7,136)           (17,148)          (20,763)
     Decrease(increase) in restricted cash            (5,372)             7,266           (30,428)
     Net change in rent reserve account                    2               (741)           (1,435)
                                                    --------          ---------          --------
          Net cash used in investing activities      (12,506)           (10,623)          (52,626)
                                                    --------          ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                  (63,960)           (98,200)          (35,000)
     Payments for deferred financing                    (317)            (1,154)                -
     Principal payments on lease obligations          (6,224)            (1,813)           (2,638)
     Partner's contribution                            1,513              9,372                 -
                                                    --------          ---------          --------
          Net cash used in financing activities      (68,988)           (91,795)          (37,638)
                                                    --------          ---------          --------

CHANGE IN CASH AND CASH EQUIVALENTS                        -                  -                 -
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            -                  -                 -
                                                    --------          ---------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $      -          $       -          $      -
                                                    ========          =========          ========

Supplemental Disclosure of Cash Flow Information:

Interest paid                                       $ 56,354          $  56,610          $  9,637
                                                    ========          =========          ========


    The notes are an integral part of the consolidated financial statements.

                            AES EASTERN ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
===============================================================================

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

     The Partnership was established for the purpose of owning and operating four coal-fired electric generating stations (the Plants) with a total combined capacity of 1,268 MW. The partners of the Partnership are comprised of AES NY, L.L.C. (the General Partner) and AES NY2, L.L.C. (the Limited Partner) both of which are indirect wholly owned subsidiaries of AES. The Plants are owned or leased by the Partnership (see Note 3 and Note 6) and are operated by the Partnership's wholly owned subsidiaries in the State of New York, pursuant to operation and maintenance agreements with the Partnership.

     The Plants sell generated electricity, as well as unforced capacity and ancillary services, directly into the markets operated by the New York Independent System Operator (NYISO) system, PJM (Pennsylvania, New Jersey, Maryland) Interconnection and ISO New England. For Federal regulatory purposes, the Partnership is an exempt wholesale generator (EWG). As an EWG, the Partnership cannot make retail sales of electricity and can only make wholesale sales of electricity, unforced capacity, and ancillary services into wholesale power markets.

     The Partnership entered into an arrangement with AES Odyssey, L.L.C.(Odyssey), a direct wholly owned subsidiary of AES. This agreement commenced on November 27, 2000. The initial term of the agreement was for a term of three years. In March 2002, a new agreement was reached, for a term of five years through February 28, 2007 pursuant to which Odyssey will provide data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month (see Note 8).

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership, AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C. (which includes its subsidiaries, AES Westover, L.L.C., and AES Greenidge, L.L.C.). All material intercompany transactions have been eliminated.

     Restricted Cash - Under the terms of the deposit and disbursement agreement entered into in connection with the lease of two plants (see
     Note 6), all revenues of the Partnership and its subsidiaries are deposited into a revenue account administered by Deutsche Bank (formerly Bankers Trust Company), as depositary agent. On request of the Partnership and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements, and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget is not permitted under the terms of the lease documents. Amendments, modifications or reallocations of the annual operating budget that result in changes of 25% (positive or negative) in the amounts set forth in the annual operating budget require confirmation from an independent engineer that such payment is based on reasonable assumptions.

     Inventory - Inventory is valued at the lower of cost (average cost basis) or market, and consists of coal and other raw materials used in generating electricity, and spare parts, materials, and supplies.

     Inventory, as of December 31 consisted of the following (in thousands):

                                                  2002       2001
                                               ----------  ---------
        Coal and other raw materials           $  11,342   $ 13,488
        Spare parts, materials, and supplies      15,640     16,127
                                               ----------  ---------
        Total                                  $  26,982   $ 29,615
                                               ==========  =========

     The coal inventory for the year ending December 31, 2002, included $3.3 million of coal which was under special terms in which title had not transfer as of December 31, 2002 from one of the Partnership's existing suppliers.

     Property, Plant, Equipment, and Related Assets - Electric generation assets that existed at the date of acquisition (see Note 3) were recorded at fair market value. The Somerset (formerly known as Kintigh) and Cayuga (formerly known as Milliken) Plants, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing (see Note 6). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28-year lease terms for the Somerset and Cayuga Plants, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. Maintenance and repairs are charged to expense as incurred.

          Electric generation assets as of December 31 consisted of the following (in thousands):

                                                          2002        2001
                                                      ----------   ---------
        Electric generation assets                    $1,046,876   $1,039,867
        Accumulated depreciation and amortization       (117,222)     (82,205)
                                                      ----------   ----------
        Total                                         $  929,654   $  957,662
                                                      ==========   ==========


     Rent Reserve Account - As part of the Partnership's lease obligation (see
     Note 6), the Partnership is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 2002 and 2001, the Partnership had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among the Partnership, each Owner Trust (see Note 3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, the Partnership deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned thereunder at an interest rate of 4.79% per annum. Interest earnings as of December 31, 2002, 2001, and 2000 were approximately $1.5 million, $1.5 million and $1.4 million, respectively, and are included in the rent reserve account balance. At December 31, 2002 and 2001, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheets, as it can only be utilized to satisfy lease obligations. In the future, the Partnership may fulfill its obligation to maintain the required balance of the rent reserve account either by deposits into the rent reserve account or by making amounts available under the Payment Undertaking Agreement, such that the aggregate amount of such deposits in the rent reserve account and amounts available to be paid under the Payment Undertaking Agreement are equal to the required balance of the rent reserve account.

     New York Transition Agreement - As the NYISO system represents a deregulated environment, the NYISO attempts to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain unforced capacity (referred to as installed capacity prior to the winter of 2001 - 2002) commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. In 1999, the General Partner entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which the Partnership sold its installed capacity to NYSEG in order to permit NYSEG to comply with NYISO standards for system stability. The transition agreement was assumed by the Partnership on the date of acquisition of the Plants. The Partnership recognized revenue under this contract as it was earned, which was $68 per MW per day for installed capacity made available. This agreement expired on April 30, 2001.

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

     Comprehensive Income - In 1999, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. As of December 31, 2002, the Partnership has recorded $18.4 million of other comprehensive loss due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Partnership did not have any items of other comprehensive income.

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

     The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next four years. The majority of the Partnership's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the year ended December 31, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the year ended December 31, 2002.

     Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately $14.7 million of other comprehensive income is expected to be recognized as a reduction to earnings over the next twelve months. Amounts recorded in Other Comprehensive Income during the year ended December 31, 2002, were as follows (in millions):

         Beginning balance on January 1, 2002                      $ 28.5
         Reclassified to earnings                                    (2.5)
         Change in fair value                                       (44.4)
                                                                   ------
         Balance, December 31, 2002                                $(18.4)
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

     Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues generated from commodity forwards, swaps and options, which are entered into for the hedging of forecasted sales, are recorded based on settlement accounting with the net amount received recognized as revenue for 2000. Beginning in 2001, such contracts were accounted for in accordance with SFAS No. 133. Revenues for ancillary and other services are recorded when the services are rendered.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership's balance sheet at that date, regardless of when the assets were initially recognized. The initial adoption of SFAS No. 142 did not have a significant impact on the Partnership's financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Partnership will adopt SFAS No. 143 effective January 1, 2003.

     The Partnership has completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143 includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Partnership will record a liability of approximately $9.2 million, a net asset of approximately $3.4 million, and a cumulative effect of a change in accounting principle of approximately $5.8 million, after income taxes.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The Partnership's initial adoption of the provisions of SFAS No. 144 did not have any impact on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishments must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistently with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishments will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard does not have a significant impact on the Partnership's consolidated financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Partnership expects to use the prospective method to transition to the fair value based method of accounting for stock-based employee compensation. All employee awards granted, modified, or settled after January 1, 2003, will be recorded using the fair value based method of accounting. The expanded disclosures required by SFAS No. 148 will be included in the Partnership's quarterly financial reports beginning in the first quarter of 2003. The Partnership's adoption of the prospective method of accounting for stock-based employee compensation did not have any material impact on its financial position or results of operations.

     The Partnership adopted the disclosure provisions of FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. The Partnership will apply the initial recognition and measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. In general, the Partnership enters into various agreements providing financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees, letters of credit and surety bonds. FIN 45 does not encompass guarantees issued either between parents and their subsidiaries or between corporations under common control, a parent's guarantee of its subsidiary's debt to a third party (whether the parent is a corporation or an individual), a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent, nor guarantees of a company's own future performance. Adoption of FIN 45 had no impact on the Partnership's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The Partnership does not expect adoption of the liability recognition provisions of FIN 45 to have a material impact on its financial position or results of operations

     Reclassifications - Certain prior year and prior period amounts have been reclassified on the consolidated financial statements to conform with the 2002 presentation.

3.   ACQUISITION

     On May 14, 1999, the Partnership's four Plants were acquired from NYSEG for approximately $914 million. The Partnership acquired ownership of two of the Plants, Westover (formerly known as Goudey) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, the Partnership entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Partnership accounts for these leases as a financing. (see Note 6).

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

     In connection with the acquisition, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediations for soil and ground water contamination. The Partnership engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and the Partnership's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. The Partnership recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost. In 2002, the Partnership reduced its undiscounted liability by 2.2 million as remediation was completed or more current estimates were received that were lower than previously estimated. As of December 31, 2002, $20,000 was classified as a current liability.

     Also in connection with the acquisition, the General Partner entered into an agreement for the construction of a selective catalytic reduction (SCR) facility at the Somerset Plant. The SCR facility is designed to reduce significantly the amount of nitrogen oxide emissions from the burning of coal fuel at the Somerset Plant. The Partnership acquired the SCR work in progress from the General Partner on May 14, 1999, for approximately $31 million, which was the contract price for the SCR. Construction of this asset began prior to the acquisition of the Plants. On the acquisition date, the Somerset Plant was shut down to complete construction and make other improvements. The outage lasted until late June 1999. All costs associated with the installation of the SCR, including construction and engineering costs, wages of people involved in the construction, and interest expense during the period were capitalized. The Somerset Plant was placed back in service on June 28, 1999.

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

     On November 30, 2001, AES Funding entered into a thirty-nine month loan agreement with a syndicate of financial institutions and institutional lenders, with Citibank, N.A. as Agent, in the amount of $300 million. The proceeds were used to refinance in full the debt outstanding under the Loan Agreement dated May 11, 1999. Collateral for the loan includes a pledge of AES common stock.

     On July 23, 2002, AES announced that AES Funding had amended the thirty-nine month loan agreement in the amount of $300 million. The amendment capped the number of shares of AES common stock required to be pledged to secure the loan. The amendment also provides that the loan will be prepaid in part ($75 million) no later than December 15, 2002. The prepayment was paid on September 9, 2002.

     Collateral for the loan also includes a pledge of the membership interests of AES New York Holdings, L.L.C., a direct wholly owned subsidiary of AES Funding, which is the 100% direct owner of both the General Partner and the Limited Partner.

     AES Funding is dependent upon the residual cash flows from the Partnership received in the form of distributions to service its debt. The loan is payable on February 28, 2005, and bears interest at a variable rate based on the terms of the loan agreement, which was 6.2% as of December 31, 2002. The Partnership has no obligation to repay this loan. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES New York Holdings, L.L.C., which would divest AES of control of the Partnership.

6.   LEASE FINANCING

     The Partnership's leases for the Somerset and Cayuga Plants are accounted for as a financing (see Note 3). Minimum lease payments and the present value of the lease obligations are as follows (in thousands):

                                         Principal     Interest     Lease
     Fiscal Years ending December 31,    Portion       Imputed      Payments

          2003                           $   1,665     $ 55,885      $   57,550
          2004                               7,846       55,604          63,450
          2005                               4,411       55,039          59,450
          2006                               6,898       54,652          61,550
          2007                               8,495       54,005          62,500
          Thereafter                       610,010      642,156       1,252,166
                                         ---------     --------      ----------
     Total minimum lease payments          639,325      917,341       1,556,666

     Less imputed interest                                             (917,341)
                                                                     ----------

     Present value of minimum lease payments                         $  639,325

     Less current portion                                                (1,665)
                                                                     ----------
     Lease financing - long term                                     $  637,660
                                                                     ==========

     Through July 2, 2020, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants. As of December 31, 2002, the Partnership has not deferred any portion of the lease obligations.

     The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 9.252% and 9.024% for the Somerset and Cayuga Plants, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 2002. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased Plants, as of December 31, 2002 and 2001, was approximately $72.5 million and $52.1 million, respectively. The agreements governing the leases restrict the Partnership's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity. The ability of the Partnership to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met (see Note
     13). In connection with the lease agreements, the Partnership is required to maintain an additional liquidity account. The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see
     Note 2) or $29 million. As of December 31, 2002, the Partnership had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by Fleet Bank dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of the Partnership. However, the Partnership is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

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

     The Leases for Somerset and Cayuga expire on February 13, 2033 and November 13, 2027, respectively.

7.   COMMITMENTS AND CONTINGENCIES

     Coal Purchases - In connection with the acquisition of the Partnership's four Plants, the Partnership assumed from NYSEG an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one- third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and the Partnership was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties had commitments in 2002 with respect to only two lots for the Somerset Plant and 50% of the anticipated coal purchases at the Cayuga Plant. The supplier requested renegotiation during 2002 for the 2003 lot plus the 2002 lot for which agreement was not reached. On September 11, 2002, the Partnership and the supplier reached agreement on both of the lots. Therefore, the commitment of the Partnership for 2003 is three lots for the Somerset Plant plus 70% of the anticipated coal usage for the Cayuga Plant. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, the Partnership would seek a new coal supplier.

     As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability was amortized as a reduction to coal expense over the life of the contract. As of December 31, 2002, the remaining liability was zero.

     Based on the coal purchase commitments for 2003, the Partnership has expected coal purchases ranging between $70.0 million and $100.0 million. Currently, the Partnership does not have any coal purchase commitments for 2004.

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

     On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the NYISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded income of approximately $8.9 million for the year ended December 31, 2002 related to this contract.

     Line of Credit Agreement - On May 14, 1999, the Partnership established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, the Partnership entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility has a term of approximately twenty-one months. The Partnership can borrow up to $35 million for working capital purposes under this facility. In addition, the Partnership can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Through December 31, 2002, there were three borrowings under this facility. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid in full on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002. The third borrowing was for $14.0 million on July 9, 2002, at an interest rate of 6.125%. The Partnership repaid the borrowing in two installments: $7.2 million on July 31, 2002 and $6.8 million on August 28, 2002.

     On November 20, 2002, the Partnership signed an agreement with Union Bank of California, N.A. for a one-year extension of the current facility to January 2, 2004. Currently, lenders have committed to provide only $15 million of the $35 million secured revolving working capital and letter of credit facility. The Partnership is attempting to obtain commitments for the remaining $20 million. Our financial flexibility may be limited if we are unable to obtain these commitments or substitute other sources of credit.

     While the Partnership attempts to obtain the remaining commitments on its current facility, AES on January 6, 2003 authorized the Partnership to provide letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million. At the date of filing this annual report on Form 10-K the Partnership has letters of credit in the amount of $14.4 million to support normal ongoing hedging activities with a number of counterparties.

     On October 3, 2002, Standard & Poor's lowered its rating on the Partnership's $550 million pass through trust certificates and $35 million working capital facility bank loan to BB+ from BBB- solely due to the Partnership's rating linkage to AES. The rating was also placed on CreditWatch with negative implications.

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

     By letter dated May 25, 2000, the DEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the New York Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by the Partnership. Pursuant to the purchase agreement relating to the acquisition of the Plants from NYSEG, the Partnership agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants. On September 12, 2000, the Partnership agreed with NYSEG that the Partnership will assume the defense of and responsibility for the NOV, subject to a reservation of its right to assert applicable exceptions to its contractual undertaking to assume preexisting environmental liabilities.

     The Partnership is currently in negotiation with both the EPA and DEC. If the Partnership's current proposal is rejected, the EPA and the DEC could issue a notice or notices of violation (NOV) to the Partnership for violations of the Clean Air Act and the New York Environmental Conservation Law. If the Attorney General, the DEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants which could require the Partnership to make substantial expenditures. The Partnership is unable to estimate the effect of such a NOV on its financial condition or results of future operations.

     Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The Plants have been allocated allowances by the DEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. The Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOx and SO2 allowances may be bought, sold, or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The Plants were net sellers of NOX allowances in 2002 and 2001. The Plants were self-sufficient with respect to SO2 allowances in 2001; however, it is expected that the Plants had a shortfall of approximately 6,600 SO2 allowances in 2002. The majority of the SO2 allowance shortfall was covered with allowances purchased from the electricity generating stations owned by an affiliate of the Partnership, AES Creative Resources, L.P.
     (ACR), which are on long-term cold standby. The allowances were purchased at quoted market prices.

     The Plants voluntarily disclosed to the DEC and EPA on November 27, 2002 that NOx exceedances appear to have occurred on October 30 and 31 and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plant's NOx RACT tracking system. The Plants have taken all reasonable, good faith efforts to assess and correct the exceedances. Immediately upon the discovery of the calculation error, the SCR at Somerset was activated to reduce NOx emissions. Emission data indicates that the system had already returned to a complaint operation by the time the error was discovered. The EPA has decided to defer to the DEC for review of the self-disclosure letter and technical issues. The Partnership is unable to predict any potential actions or fines the DEC may require, if any.

     The Plants voluntarily disclosed to the NYDEC in January 2003 that Cayuga had inadvertently burned synfuel (coal with a latex binder applied), which it is not permitted to burn. Cayuga had entered into an agreement with a supplier to purchase coal. It received approximately one 9000-ton train per month from April 24, 2001 to December 27, 2002. In January 2003, The Plants became aware that the product we were receiving was synfuel. The plants have suspended all shipments from that supplier until a resolution is reached. The plants have reviewed the emission and operation data showed there was no adverse effect to air quality attributable to burning the material with applicable permit emissions limits. The Partnership is unable to predict any potential actions or fines the NYSDEC may require, if any.

     In April 2002, the EPA proposed to establish location, design, construction and capacity standards for cooling water intake structures at existing power plants. The EPA is developing these regulations under the terms of an Amended Consent Decree in Riverkeeper, Inc vs. Whitman, US District Court, Southern District of New York. It has been reported that EPA reached an agreement in principle with the plaintiffs to propose changes to the 316(b) rulemaking schedule. Pending agreement by the judge for modifying the deadlines, the new scheduled finalization of the rules for existing facilities has been extended by six months to February 16, 2004. These new rules will impose new compliance requirements, with potentially significant costs, on operating plants across the nation. Cost items include various environmental and engineering studies, and potential capital and maintenance costs. The Partnership has not determined the effects of these regulations on its financial condition.

8.   RELATED PARTY TRANSACTIONS

     The Partnership has entered into a contract with Somerset Railroad Corporation (SRC), a wholly owned subsidiary of AES NY3, L.L.C., which is an indirect wholly owned subsidiary of AES, pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. The Partnership will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out- of-pocket expenses, taxes, interest on and principal of SRC's outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. As of December 31, 2002, 2001 and 2000, $3.8 million, $4.2 million and $4.6 million, respectively, has been recorded by the Partnership as operating expenses and other accrued liabilities under this agreement.

     On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. From August 14, 2000 to August 13, 2002, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. From August 14, 2002 to August 13, 2005, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for the Base Rate loans and LIBOR plus 1.500% for LIBOR loans. From August 14, 2005 to August 13, 2008, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.875% for the Base Rate loans and LIBOR plus 1.625% for LIBOR loans. From August 14, 2012 to August 13, 2014, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.125% for the Base Rate loans and LIBOR plus 1.875% for LIBOR loans. From August 14, 2008 to August 13, 2012, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.375% for the Base Rate loans and LIBOR plus 2.125% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $21.4 million as of December 31, 2002.

     We entered into an arrangement with AES Odyssey, L.L.C. ("Odyssey"), a direct wholly-owned subsidiary of The AES Corporation, for power marketing agreement. This agreement commenced on November 27, 2000 . The initial term of the agreement was for a term of three years. In March 2002, a new agreement was reached, for a term of five years through February 28, 2007 pursuant to which Odyssey provides data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month. Odyssey acts as agent on behalf of us in the over-the-counter and NYISO markets.

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

     Odyssey maintains a transaction management system to manage day-ahead commitments with the NYISO and swap and physical values with counter-parties and to provide daily financial reporting and end of day budget variance, forward mark-to- market and commercially accepted risk analysis.

     Starting in 2001, until the sale of AES New Energy in the third quarter of 2002, the Partnership entered into bilateral contract transactions with AES New Energy, a wholly owned subsidiary of AES. These transactions included forward sales of electric energy and unforced capacity at market based rates. For the years ended December 31, 2002 and 2001, the Partnership recognized revenues of approximately $13.9 million and $11.7 million, respectively, related to the physical delivery of electricity or unforced capacity and the subsequent change in the market value of these contracts. AES New Energy was sold in the third quarter of 2002. As of December 31, 2002 and 2001 the related account receivable - trade between AES New Energy and the Partnership was zero and $2.6 million, respectively. The exposure at December 31, 2001 and 2002 related to these contract transactions was less than 10% of the Partnership's estimated cash revenues for the respective year.

     Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, which are shown in on the consolidated balance sheets as due to AES Corporation and affiliates. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.

     AES contributed approximately $1.5 million and $9.4 million to the Partnership in 2002 and 2001, respectively, related to the construction of the SCR on Unit 1 of the Cayuga Plant, which became operational on June 7, 2001.

9.   BENEFIT PLANS

     Effective May 14, 1999, the Partnership adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of NYSEG. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant were fixed as of such date. As of December 31, 2002, the Plan was funded at least to the extent required by Internal Revenue Code (IRC) Section 412 minimum funding and not more than the requirement of IRC Section 404, maximum contribution limits. The Partnership will make at least the required minimum contribution within the Employee Retirement Income Security Act (ERISA) guidelines. Pension benefits are based on years of credited service, age of the participant, and average earnings. During 2002, 2001 and 2000, collectively bargained people were offered the opportunity to freeze their accrued benefit payable under the Plan and opt into the AES Profit Sharing and Stock Ownership Plans.

     Significant assumptions were used in the calculations of the net benefit cost and projected benefit obligation for the periods ending October 31, 2002 and December 31, 2001 and 2000. In developing the Partnership's expected long-term rate of return assumption, the Partnership evaluated input from its actuaries, plan asset manager. Projected returns are based on a broad range of equity and bond indices. The Partnerships expected 8% long-term rate of return on Qualified Plan assets is based on the allocation assumption of 60% equities (50% Growth and 50% Value), with a 10% long term rate of return and 40% in fixed income investments, with a 5.5% long-term rate of return. Because of market fluctuation, its actual allocation as of October 31, 2002, was 52% equities and 48% in fixed income investments. However, the Partnership believes that its long-term asset allocation on average will approximate 60% equities and 40% fixed income investments. The Partnership regularly reviews the asset allocation with the asset manager and periodically rebalances its investments to its targeted allocation when appropriate. The Partnership continues to believe that the 8% is a reasonable long-term rate of return on its qualified plan assets, despite the market downturn. The Partnership will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

     The discount rate utilized for determining future pension obligations is based on a review of long-term bond rates. The discount rate has remained at 6.25% since 2000. Future actual pension benefit obiligations will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Partnerships pension plans.

                                                                     2002         2001        2000
                                                                   --------     --------     -------
          Discount rate                                              6.25%        6.25%       6.25%
          Rate of compensation increase                              4.75%        4.75%       4.75%
          Expected long-term rate of return on plan assets           8.00%        8.00%       8.00%

    (In Thousands)
       Defined Benefit Pension Plan Costs:
         Components of net periodic benefit cost (in thousands)
           Service cost                                            $  416       $  408      $   851
           Interest cost                                            1,358        1,293        1,487
           Expected return on plan assets                            (474)        (312)         (56)
           Curtailment gain                                             -            -       (5,271)
                                                                   ------       ------      -------
           Net periodic benefit cost                               $1,300       $1,389      $(2,989)
                                                                   ======       ======      =======

     The assets and liabilities of the Plan were valued as of October 31, 2002. This measurement date is a change from the previous practice of utilizing a December 31 measurement date for 2001 and 2000. The values of the assets and liabilities as of October 31, 2002 were not materially different than the values as of December 31, 2002.

                                                                     2002         2001        2000
                                                                   --------     --------     -------
     Projected Benefit Obligation
       Change in projected benefit obligation (in thousands):
          Projected benefit obligation, beginning of period        $ 21,840     $  20,801    $ 23,880
            Service cost                                                347           408         851
            Interest cost                                             1,132         1,293       1,487
            Actuarial (gain) loss                                         -          (469)        409
            Benefits paid                                              (189)         (193)       (167)
            Curtailment                                                (790)            -      (5,659)
            Special Termination Loss                                  2,927             -           -
                                                                   --------     ---------    --------

          Projected benefit obligation, end of period              $ 25,267     $  21,840    $ 20,801
                                                                   ========     =========    ========
          Plan Assets:
            Change in plan assets (in thousands):
            Fair value of plan assets, beginning of period         $  4,873     $   2,020    $       -
            Actual return on plan assets                               (512)         (156)          77
            Employer contributions                                    2,981         3,202        2,110
            Benefits paid                                             (189)          (193)        (167)
                                                                   --------     ---------    ---------

            Fair value of plan assets, end of  period             $  7,153      $   4,873    $   2,020
                                                                   --------     ---------    ---------
     Funded status/accrued benefit liability                      $(18,114)     $ (16,968)   $ (18,781)
     Unrecognized Net Loss                                             675              -            -
                                                                   --------     ---------    ---------
     (Accrued)/Prepaid Pension Cost, end of period                $(17,439)     $ (16,968)   $ (18,781)
                                                                  ========      =========    =========

     The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Partnership as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The accumulated benefit obligation was approximately $20.5 million, $16.7 million and $15.5 million as of December 31, 2002, 2001 and 2000, respectively.

     During 2000, 137 participants of the Plan opted out and either joined an AES Plan, retired, or became terminated. This resulted in a curtailment gain to the Plan of approximately $ 5.3 million and is included within other income in the statement of income. As of December 31, 2002, the Plan had 85 active participants.

     Additionally, people of the Partnership and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide Partnership matching contributions. Participants are fully vested in their own contributions and the Partnership's matching contributions. The Partnership has contributed to AES Profit Sharing and Stock Ownership Plans approximately $809,000 and $781,000, respectively in 2002 and 2001.

     In 2002, the Plan was amended to allow for an early retirement window. In August 2002, early retirement was offered to 56 qualified plan participants. Of the plan participants that were eligible, 27 accepted the early retirement offer and retired from the Partnership effective September 1, 2002.

     Other Postretirement Benefit Plan

     On July 1, 2000, AES Greenidge adopted SFAS No. 106 "Employees' Accounting for Postretirement Benefit Other Than Pension." Prior years cost were deemed immaterial for presentation purposes.

                                                                       2002
                                                                       ----
     Postretirement Medical Benefit Costs:
       Postretirement Benefit Costs:
       Components of net periodic benefit cost (in thousands)
         Service cost                                                $    37
         Interest cost                                                    76
         Expected return on plan assets                                    -
         Amortization of:
           Transition Obligation                                           -
           Prior Service Cost                                            118
           Net Loss/Gain                                                   -
                                                                       -----
         Total                                                           118
                                                                       -----
       Net Periodic Postretirement Benefit Cost                        $ 231
                                                                       -----

     Accumulated Postretirement Benefit Obligation
       Change in projected benefit obligation
       (in thousands):
         Projected benefit obligation, beginning of year             $ 1,200
           Service cost                                                   36
           Interest cost                                                  76
           Actuarial (gain) loss                                         (14)
           Benefits paid                                                  14
                                                                     -------
        Projected benefit obligation, end of year                    $ 1,312
                                                                     =======

     Plan Assets:
       Change in plan assets (in thousands):
         Fair value of plan assets (in thousands):                   $     -
         Unrecognized Prior Service Cost                               1,083
         Unrecognized Net Loss/(Gain)                                    (14)
                                                                     -------
       Fair value of plan assets, end of year                        $ 1,069
                                                                     -------
     Funded status/accrued benefit liability                         $   243
                                                                     =======

     Weighted average discount rate for expense calculation is 6.25% in 2002. Weighted average discount rate for accumulated postretirement benefit obligation is 6.25% beginning December 31, 2001. The medical care cost trend rate is 13% for 2002, decreasing gradually to 5.0% by the year 2010. The Medicare cost trend rate is 7.0% for 2002, decreasing gradually to 5.0% by the year 2006. Increasing the health care trend rate by 1% would increase the total accumulated postretirement benefit obligation to $1,489,148 or by 15.9% and the aggregate of the total Service and Interest Cost components of the Net Periodic Postretirement Benefit Cost would increase from $113,294 to $134,966 or by 19.1%. Decreasing the health care cost trend by 1.0% would decrease the total accumulated postretirement benefit obligation to $1,119,110 or by 12.9% and the aggregate of the total Service and Interest Cost components of the Net Periodic Postretirement Benefit Cost would decrease from $113,294 to $96,187 or by 15.1%.

     AES Somerset, AES Cayuga and AES Westover have created Voluntary Employees' Beneficiary Associations ("VEBA") to fund their retiree medical expenses. Employer contributions to pay the claims of the employees are deposited in the VEBA Trusts. Currently, the VEBA Trusts are to pay the medical claims of the employees who are union members and who retire from the Partnership and the medical claims of their spouses and dependants. Some of the VEBA trusts offer supplemental Medicare benefits, the other Trusts' coverage end when the employee is Medicare eligible. These VEBA trusts were created in 2002, the funding schedule for the trusts are as follows: $362,000 for 2003-5, respectively and $203,000 for 2006.

10.  LONG-TERM INCENTIVE PROGRAM

     Stock Option Plan - Employees of the Partnership participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. The following disclosures relate to the Partnership employees' share of benefits under the SOP. There were no options granted during 1999 and 2002. Options granted during 2001 and 2000 of 469,899 and 12,756, respectively, had weighted average fair value of approximately $13.52 and $22.50, respectively, using the Black-Scholes valuation method. Significant assumptions used in the Black-Scholes valuation method for shares granted in 2001 and 2000 were: expected stock price volatility of 86% and 48% respectively; expected dividend yield of 0% and 0%, respectively; risk- free interest rate of 4.8% and 5.1%, respectively; and an expected life of 8 years and 7 years, respectively.

     Generally, outstanding stock options become exercisable on a cumulative basis commencing two years from the date of grant and expire ten years after the date of grant. Additionally, some options become exercisable in as little as one year (100% in one year) or as many as four years (25% each year). As permitted under SFAS No. 123,"Accounting for Stock-Based Compensation", AES applies APB Opinion No. 25 in accounting for the SOP. As the exercise prices of all stock options are equal to their fair market values at the time the options are granted, the Partnership did not recognize any compensation expense related to the SOP using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS No. 123, the Partnership's consolidated earnings would have decreased by $6,117,979 and $273,368 in 2001 and 2000, respectively. (See new accounting pronouncements in reference to the effect of SFAS No. 148.)

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Partnership's current financial assets and liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31, 2002. The Partnership is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

12.  SEGMENT INFORMATION

     Under the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Partnership's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.

13.  RESTRICTIONS ON DISTRIBUTIONS TO PARTNERS

     The Partnership's ability to make distributions to its partners is restricted by the terms of the agreements governing the leases of the Somerset and Cayuga Plants. The Partnership may make a distribution to its partners only on or within ten business days after a semiannual rent payment date (commencing with the rent payment date occurring on July 2, 2000), so long as the conditions as specified in the agreements have been met. The Partnership has made five distributions to its partners to date:
     July 11, 2000, in the amount of $35 million; January 12, 2001, in the amount of $32.5 million; July 12, 2001, in the amount of $65.7 million; January 9, 2002, in the amount of $32.6 million; and July 5, 2002, in the amount of $31.4 million.

14.  SUBSEQUENT EVENTS

     Cash flow from the Partnership's operations during the second half of 2002 was sufficient to cover the aggregate rental payments under the leases on the Somerset and Cayuga Plants due January 2, 2003. On this date, rental payments were made in the amount of $28.7 million.

     Cash flow from operations in excess of the aggregate rental payments under the Partnership's leases may be distributed to its partners if certain criteria are met. On January 8, 2003, the Partnership made a distribution payment of $38.7 million.

     The Partnership borrowed $9.7 million on January 10, 2003, for working capital purposes under the $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. The borrowing was at an interest rate of 5.75%. The $9.7 million was repaid in full on January 28,2003.

INDEPENDENT AUDITORS' REPORT


To the Member of AES NY, L.L.C.

We have audited the accompanying consolidated balance sheets of AES NY, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) and subsidiaries (the Company) as of December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated balance sheets present fairly, in all material respects, the financial position of AES NY, L.L.C. and subsidiaries as of December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP



McLean, Virginia
January 24, 2003

                                 AES NY, L.L.C.
                          CONSOLIDATED BALANCE SHEETS,
                    DECEMBER 31, 2002 and DECEMBER 31, 2001

(Amounts in Thousands)
---------------------------------------------------------------------------------------------
December 31,                                                        2002          2001
                                                                    ----         -----
ASSETS
Current Assets:
     Restricted cash:
        Operating - cash and cash equivalents                  $      5,116     $      5,805
        Revenue account                                              76,566           71,606
     Accounts receivable - trade                                     35,233           27,590
     Accounts receivable - affiliates                                 2,935            3,254
     Accounts receivable - other                                      1,264            2,316
     Inventory                                                       26,982           29,615
     Prepaid expenses                                                 7,726            6,539
                                                               ------------     ------------
          Total current assets                                      155,822          146,725
                                                               ------------     ------------
PROPERTY, PLANT, EQUIPMENT, AND RELATED ASSETS:
     Land                                                             7,461            7,334
     Electric generation assets - net of
       accumulated depreciation of $122,378 and $86,544             929,654          958,857
                                                               ------------     ------------
          Total property, plant, equipment and related assets       937,115          966,191
                                                               ------------     ------------
OTHER ASSETS:
     Deferred Financing -net of
       accumulated amortization of $863 and $359                        293              480
     Derivative valuation                                             2,510           55,182
     Transmission congestion contract                                 2,416                -
     Rent reserve account                                            31,717           31,719
                                                               ------------     ------------
TOTAL ASSETS                                                   $  1,129,873     $  1,200,297
                                                               ============    =============

LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable                                          $      1,195     $      1,663
     Lease financing - current                                        1,665            6,223
     Environmental remediation                                           35              155
     Accrued interest expense                                        28,078           28,353
     Due to The AES Corporation and affiliates                        7,173            6,586
     Accrued coal and rail expense                                    8,492            9,652
     Accrued expenses and other liabilities                          11,264            9,749
                                                               ------------     ------------
          Total current liabilities                                  57,902           62,381
                                                               ------------     ------------

LONG-TERM LIABILITIES:
     Lease financing - long term                                    637,660          639,326
     Environmental remediation                                        9,192           13,420
     Defined benefit plan obligation                                 18,147           16,630
     Derivative valuation liability                                  20,996           26,665
     Transmission congestion contract                                     -            3,506
     Other liabilities                                                2,600            1,058
                                                               ------------     ------------
          Total long-term liabilities                               688,595          700,605
                                                               ------------     ------------
TOTAL LIABILITIES                                                   746,497          762,986

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST                                                   379,542          432,938
MEMBER'S EQUITY                                                       3,834            4,373
                                                               ------------     ------------
TOTAL LIABILITIES AND MEMBERS' CAPITAL                         $  1,129,873     $  1,200,297
                                                               ============     ============


       The notes are an integral part of the consolidated Balance Sheets

                                 AES NY, L.L.C
                      NOTES TO CONSOLIDATED BALANCE SHEETS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
===============================================================================

1.   GENERAL

     AES NY, L.L.C. (the Company), a Delaware limited liability company, was formed on December 2, 1998. The Company is the sole general partner of AES Eastern Energy, L.P. (AEE), owning a one percent interest in AEE. The Company is also the sole general partner of AES Creative Resources, L.P.(ACR), owning a one percent interest in ACR. AES NY Holdings, L.L.C. is the sole member of the Company. The Company is an indirect wholly owned subsidiary of The AES Corporation (AES). The Company began operations on May 14, 1999. Prior to that date, the Company had no operations.

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

     AEE and ACR entered into an arrangement with AES Odyssey, L.L.C. ("Odyssey"), a direct wholly-owned subsidiary of The AES Corporation, for power marketing agreement. This agreement commenced on November 27, 2000 . The initial term of the agreement was for a term of three years. In March 2002, a new agreement was reached, for a term of five years through February 28, 2007 pursuant to which Odyssey provides data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month. Odyssey acts as agent on behalf of us in the over-the-counter and NYISO markets. (see note 7)

     As agent, Odyssey manages all energy transactions under our name including
     (i) preparing confirmations for us and approving confirmations with counter-parties, (ii) conducting monthly check-outs with counter-parties as appropriate before the preparation of invoices, (iii) invoicing counter-parties for the term of the transactions and (iv) otherwise managing and executing the terms of the transactions in accordance with their provisions.

     Odyssey provides data management for us by maintaining databases of pricing, load, transmission, weather and generation data to aid in analysis to optimize the value of our assets.

     Odyssey maintains a transaction management system to manage day-ahead commitments with the NYISO and swap and physical values with counter-parties and to provide daily financial reporting and end of day budget variance, forward mark-to-market and commercially accepted risk analysis.

     The AEE Plants sell generated electricity, as well as unforced capacity and ancillary services, directly into the markets operated by the New York Independent System Operator (NYISO) system, PJM (Pennsylvania, New Jersey, Maryland) Interconnection and ISO New England. For Federal regulatory purposes, AEE and ACR are exempt wholesale generators (EWGs). As EWGs, AEE and ACR cannot make retail sales of electricity, and can only make wholesale sales of electricity, unforced capacity, and ancillary services into wholesale power markets.

     During the fourth quarter of 2000, ACR placed the ACR Plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company is currently evaluating the future of these plants.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated balance sheets include the accounts of the Company, AEE and ACR (including all subsidiaries). The balance sheets are presented on a consolidated basis because the Company, as general partner, controls the operations of AEE and ACR (Note 1). All material intercompany transactions have been eliminated. The 99% limited partner ownerships of AEE and ACR are presented as minority interest.

     The assets of the Company on a stand-alone basis at December 31, 2002 and 2001 (using the equity method of accounting) consist only of the 1% ownership interest in AEE ($4,330,000 and $4,330,000, respectively) and the 1% ownership interest in ACR ($32,000 and $32,000, respectively). The Company had no liabilities as of December 31, 2002 and 2001, other than liabilities of AEE and ACR for which it is responsible as General Partner of AEE and ACR.

     Restricted Cash - Under the terms of the deposit and disbursement agreement entered into by AEE in connection with the lease of two AEE plants (see Note 6), all revenues of AEE and its subsidiaries are deposited into a revenue account administered by Deutsche Bank (formerly Bankers Trust Company), as depositary agent. On request of AEE and in accordance with the terms of the deposit and disbursement agreement, funds are transferred from the revenue account to other operating accounts administered by the depositary agent for payment of operating and maintenance costs, lease obligations, debt service, reserve requirements, and distributions. Payment of operating and maintenance costs (other than actual fuel costs) in excess of 125% of the annual operating budget is not permitted under the terms of the lease documents. Amendments, modifications or reallocations of the annual operating budget that result in changes of 25% (positive or negative) in the amounts set forth in the annual operating budget require confirmation from an independent engineer that such payment is based on reasonable assumptions.

     Inventory - Inventory is valued at the lower of cost (average cost basis) or market, and consists of coal and other raw materials used in generating electricity, and spare parts, materials, and supplies.

     Inventory, as of December 31 consisted of the following (in thousands):

                                                  2002       2001
                                               ---------   --------
        Coal and other raw materials           $  11,342   $ 13,488
        Spare parts, materials, and supplies      15,640     16,127
                                               ---------   --------

        Total                                  $  26,982   $ 29,615
                                               =========   ========

     The coal inventory for the year ending December 31, 2002, included $3.3 million of coal which was under special terms in which title had not transfer as of December 31, 2002 from one of AEE's existing suppliers.

     Property, Plant, Equipment, and Related Assets - Electric generation assets that existed at the date of acquisition (see Note 3) are recorded at fair market value. The Somerset (formerly known as Kintigh) and Cayuga (formerly known as Milliken) Plants, which represent $650 million of the electric generation assets, are subject to a leasing arrangement accounted for as a financing (see Note 6). Additions or improvements thereafter are recorded at cost. Depreciation is computed using the straight-line method over the 34-year and 28.5-year lease terms for the Somerset and Cayuga Plants, respectively, and over the estimated useful lives for the other fixed assets, which range from 7 to 35 years. Maintenance and repairs are charged to expense as incurred.

     The Company is currently evaluating the future of the Jennison and Hickling plants and may dispose or shut down these plants. As such, the electric generation assets of these two plants were being depreciated over two years (2001 and 2002) using the straight-line method. Maintenance and repairs are charged to expense as incurred. During the fourth quarter of 2000, ACR placed the ACR Plants on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The ACR Plants continue to generate revenue from the sales of environmental allowances which they receive from regulatory authorities.

     Electric generation assets as of December 31 consisted of the following (in thousands):

                                                                 2002
                                                  ---------------------------------
                                                      AEE        ACR       Total
      Electric generation assets                  $1,046,876   $ 5,156   $1,052,032
      Accumulated depreciation and amortization     (117,222)   (5,156)  $ (122,378)
                                                  ----------   -------   ----------
      Total                                       $  929,654   $     -   $  929,654
                                                  ==========   =======   ==========

                                                                  2001
                                                    -------------------------------
                                                       AEE         ACR      Total
      Electric generation assets                    $1,039,867   $ 5,534  $1,045,401
      Accumulated depreciation and amortization        (82,205)   (4,339) $  (86,544)
                                                    ----------   -------  ---------
      Total                                         $  957,662   $ 1,195  $  958,857
                                                    ==========   =======  ==========

     Rent Reserve Account - As part of AEE's lease obligation (see Note 6), AEE is required to maintain a rent reserve account equal to the maximum semiannual payment with respect to the sum of basic rent (other than deferrable payments) and fixed charges expected to become due on any one basic rent payment date in the immediately succeeding three-year period. As of December 31, 2002 and 2001, AEE had fulfilled this obligation by entering into a Payment Undertaking Agreement, dated as of May 1, 1999, among AEE, each Owner Trust (see Note 3) and Morgan Guaranty Trust Company of New York (the Payment Undertaking Agreement). On May 14, 1999, AEE deposited with Morgan Guaranty Trust Company of New York approximately $28.7 million pursuant to the Payment Undertaking Agreement. The accreted value of the Payment Undertaking Agreement at any time includes interest earned there under at an interest rate of 4.79% per annum. Interest earnings as of December 31, 2002, 2001, and 2000 were approximately $1.5 million, $1.5 million and $1.4 million, respectively, and are included in the rent reserve account balance. At December 31, 2002 and 2001, the accreted value of the Payment Undertaking Agreement exceeded the required balance of the rent reserve account. This amount is being accounted for as a restricted cash balance and is included within the rent reserve account on the accompanying balance sheets, as it can only be utilized to satisfy lease obligations. In the future, AEE may fulfill its obligation to maintain the required balance of the rent reserve account either by deposits into the rent reserve account or by making amounts available under the Payment Undertaking Agreement, such that the aggregate amount of such deposits in the rent reserve account and amounts available to be paid under the Payment Undertaking Agreement are equal to the required balance of the rent reserve account.

     New York Transition Agreement - As the NYISO system represents a deregulated environment, the NYISO attempts to ensure stability of the power grid in New York by requiring each entity engaged in retail sales of electricity to obtain unforced capacity (referred to as installed capacity prior to the winter of 2001 - 2002) commitments from generators in an amount equal to the entity's forecasted peak load plus a reserve margin. This requirement is intended to ensure that an adequate supply of electricity is always available. In 1999, the Company entered into a two-year transition agreement with New York State Electric & Gas Corporation (NYSEG) pursuant to which AEE and ACR sold its installed capacity to NYSEG in order to permit NYSEG to comply with NYISO standards for system stability. The transition agreement was assumed by AEE and ACR on the date of acquisition of the Plants. The Company recognized revenue under this contract as it was earned, which was $68 per MW per day for installed capacity made available. This agreement expired on April 30, 2001.

     Income Taxes - A provision for Federal and state income taxes has not been made in the accompanying financial statements since the Company, AEE and ACR do not pay income taxes but rather allocate their revenues and expenses to the individual partners.

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

     Comprehensive Income - In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting of comprehensive income and its components. As of December 31, 2002, the Company has recorded $18.4 million of other comprehensive loss due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In the years prior to the adoption of SFAS No. 133, the Company did not have any items of other comprehensive income.

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

     AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next three years. The majority of AEE's electric derivatives are designated and qualify as cash flow hedges. No hedges were derecognized or discontinued during the year ended December 31, 2002. No significant amounts of hedge ineffectiveness were recognized in earnings during the year ended December 31, 2002.

     Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Approximately $14.7 million of other comprehensive income is expected to be recognized as a reduction to earnings over the next twelve months. Amounts recorded in Other Comprehensive Income during the year ended December 31, 2002, were as follows (in millions):

         Beginning Balance on January 1, 2002                           $28.5
         Reclassified to earnings                                        (2.5)
         Change in fair value                                           (44.4)
                                                                        -----
         Balance, December 31, 2002                                    $(18.4)
                                                                        =====

     In addition to the electric derivatives classified as cash flow hedge contracts, AEE has a Transmission Congestion Contract that is a derivative under the definition of SFAS No.133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings.

     Revenue Recognition - Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues generated from commodity forwards, swaps and options, which are entered into for the hedging of forecasted sales, are recorded based on settlement accounting with the net amount received recognized as revenue for 2000. Beginning in 2001, such contracts were accounted for in accordance with SFAS No. 133. Revenues for ancillary and other services are recorded when the services are rendered.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized assets to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The initial adoption of SFAS No. 142 did not have a significant impact on the Company's financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will adopt SFAS No. 143 effective January 1, 2003.

     The Company has completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143 includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Company will record a liability of approximately $9.7 million, a net asset of approximately $3.4 million, and a cumulative effect of a change in accounting principle of approximately $6.3 million, after income taxes.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and address reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with disposal activity. The Company's initial adoption of the provisions of SFAS No. 144 did not have any impact on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishments must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistently with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishments will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard does not have a significant impact on the Company's consolidated financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company expects to use the prospective method to transition to the fair value based method of accounting for stock-based employee compensation. All employee awards granted, modified, or settled after January 1, 2003, will be recorded using the fair value based method of accounting. The expanded disclosures required by SFAS No. 148 will be included in the Company's quarterly financial reports beginning in the first quarter of 2003. The Company's adoption of the prospective method of accounting for stock-based employee compensation did not have any material impact on its financial position or results of operations

     The Company adopted the disclosure provisions of FASB Interpretation No.
     (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," in the fourth quarter of 2002. The Company will apply the initial recognition and measurement provisions on a prospective basis for all guarantees issued after December 31, 2002. In general, the Company enters into various agreements providing financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees, letters of credit and surety bonds. FIN 45 does not encompass guarantees issued either between parents and their subsidiaries or between corporations under common control, a parent's guarantee of its subsidiary's debt to a third party (whether the parent is a corporation or an individual), a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent, nor guarantees of a company's own future performance. Adoption of FIN 45 had no impact on the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. The Company does not expect adoption of the liability recognition provisions of FIN 45 to have a material impact on its financial position or results of operations.

     Reclassifications - Certain prior year and prior period amounts have been reclassified on the consolidated financial statements to conform with the 2002 presentation.

3.   ACQUISITION

     On May 14, 1999, AEE's four Plants were acquired from NYSEG for approximately $914 million. AEE acquired ownership of two of the Plants, Westover (formerly known as Goudey) and Greenidge. The other two Plants, Somerset and Cayuga, were acquired for $650 million by twelve unrelated third-party owner trusts (collectively, the Owner Trusts) organized by three unrelated institutional investors. Simultaneously, AEE entered into separate leasing agreements for the Somerset and Cayuga Plants with the Owner Trusts. The Company accounts for these leases as a financing (see
     Note 6).

     The acquisition of the AEE Plants was financed by capital contributions from the Company and the Limited Partner in an aggregate amount equal to the purchase price for the Plants, certain associated costs and expenses, and certain amounts for working capital less the net proceeds from the leasing transactions with respect to the Somerset and Cayuga Plants described above. The acquisition has been accounted for as an asset purchase. In connection with the acquisition of the AEE Plants, NYSEG engaged an environmental consulting firm to perform an environmental analysis of the potential required remediations for soil and ground water contamination. AEE engaged another environmental consulting firm to evaluate the costs estimated by NYSEG's consultants. The environmental analysis and AEE's estimate of other environmental remediation costs indicated that there existed a range of potential remediation costs of between $8.5 million and $19.7 million, with a most probable liability of approximately $12 million. AEE recorded $12 million as an undiscounted liability under purchase accounting for the projected remediation cost. In 2002, AEE reduced its undiscounted liability by $2.2 million as remediation was completed or more current estimates were received for lower than the amounts previously estimated. As of December 31, 2002, $20,000 was classified as a current liability.

     Also, in connection with this transaction, ACR acquired from NYSEG two older coal-fired plants, Jennison and Hickling (Note 1). An environmental liability of $2.6 million was recorded in connection with this acquisition, which represented the most probable liability based on a range calculated by NYSEG's environmental consultants and reviewed by other environmental consultants hired by ACR. As of December 31, 2002, $15,000 was classified as a current liability.

     Also in connection with the acquisition, the Company entered into an agreement for the construction of a selective catalytic reduction (SCR) facility at the Somerset Plant. The SCR facility is designed to reduce significantly the amount of nitrogen oxide emissions from the burning of coal fuel at the Somerset Plant. AEE acquired the SCR work in progress from the Company on May 14, 1999, for approximately $31 million, which was the contract price for the SCR. Construction of this asset began prior to the acquisition of the AEE Plants. On the acquisition date, the Somerset Plant was shut down to complete construction and make other improvements. The outage lasted until late June 1999. All costs associated with the installation of the SCR, including construction and engineering costs, wages of people involved in the construction, and interest expense during the period were capitalized by AEE. The Somerset Plant was placed back in service on June 28, 1999.

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

4.   CAPITALIZATION

     The Company is indirectly owned by AES New York Funding, L.L.C. (AES Funding), which is a special purpose financing vehicle established to raise a portion of the capital contributed to AEE and ACR through the Company and the Limited Partner. AES Funding is a direct wholly owned subsidiary of AES.

     On May 11, 1999, AES Funding entered into a three-year loan agreement with a syndicate of banks, with Morgan Guaranty Trust Company of New York as Agent, in the amount of $300 million. AES Funding contributed 1% of this amount to the Company and 99% of this amount to the Limited Partner which, in turn, made an aggregate capital contribution of $300 million to AEE. AES also contributed capital in the amount of approximately $57 million through AES Funding, which subsequently contributed this amount to the Company and the Limited Partner which, in turn, made a capital contribution of approximately $54 million to AEE.

     On November 30, 2001, AES Funding entered into a thirty-nine month loan agreement with a syndicate of financial institutions and institutional lenders, with Citibank, N.A. as Agent, in the amount of $300 million. The proceeds were used to refinance in full the debt outstanding under the Loan Agreement dated May 11, 1999. Collateral for the loan includes a pledge of AES common stock.

     On July 23, 2002, AES announced that AES Funding had amended the thirty-nine month loan agreement in the amount of $300 million. The amendment capped the number of shares of AES common stock required to be pledged to secure the loan. The amendment also provides that the loan will be prepaid in part ($75 million) no later than December 15, 2002. The prepayment was paid on September 9, 2002.

     Collateral for the loan also includes a pledge of the membership interests of AES New York Holdings, L.L.C., a direct wholly owned subsidiary of AES Funding, which is the 100% direct owner of both the Company and the Limited Partner.

     AES Funding is dependent upon the residual cash flows from AEE and ACR received in the form of distributions to service its debt. The loan is payable on February 28, 2005, and bears interest at a variable rate based on the terms of the loan agreement, which was 6.2% as of December 31, 2002. If AES Funding were unable to repay this loan, one of the remedies available to the lenders would be to seek to sell the membership interests in AES New York Holdings, L.L.C., which would divest AES of control of the Company, AEE and ACR.

5.   LEASE FINANCING

     AEE's leases for the Somerset and Cayuga Plants are accounted for as a financing (see Note 3). Minimum lease payments and the present value of the lease obligations are as follows (in thousands):

                                           Principal     Interest           Lease
     Fiscal Years ending December 31,      Portion       Imputed          Payments

         2003                             $   1,665      $ 55,885       $     57,550
         2004                                 7,846        55,604             63,450
         2005                                 4,411        55,039             59,450
         2006                                 6,898        54,652             61,550
         2007                                 8,495        54,005             62,500
        Thereafter                          610,010       642,156          1,252,166
                                            -------      --------       ------------
     Total minimum lease payments           639,325       917,341          1,556,666

     Less imputed interest                                                  (917,341)
                                                                        ------------

     Present value of minimum lease payments                            $    639,325

     Less current portion                                                     (1,665)
                                                                        ------------
     Lease financing - long term                                        $    637,660
                                                                        ============

     Through July 2, 2020, and so long as no lease event of default exists, a portion of the rent payable under each lease may be deferred until after the final scheduled payment of the debt incurred by the Owner Trusts to acquire the Somerset and Cayuga Plants. As of December 31, 2002, AEE has not deferred any portion of the lease obligations.

     The lease obligations are payable to the Owner Trusts. These obligations bear imputed interest at 9.252% and 9.024% for the Somerset and Cayuga Plants, respectively. Total assets under the leases of these two Plants were $650 million at December 31, 2002. These amounts are included in electric generation assets. The related accumulated depreciation, combined for both leased Plants, as of December 31, 2002 and 2001, was approximately $72.5 million and $52.1 million, respectively. The agreements governing the leases restrict AEE's ability to incur additional indebtedness, engage in other businesses, sell its assets, or merge with another entity. The ability of AEE to make distributions to its partners is restricted unless certain covenants, including the maintenance of certain coverage ratios, are met. In connection with the lease agreements, AEE is required to maintain an additional liquidity account (see Note 13). The required balance in the additional liquidity account was initially equal to the greater of $65 million less the balance in the rent reserve account on May 14, 1999 (see Note 2) or $29 million. As of December 31, 2002, AEE had fulfilled its obligation to fund the additional liquidity account by establishing a letter of credit, issued by Fleet Bank dated May 14, 1999, in the stated amount of approximately $36 million (the Additional Liquidity Letter of Credit). This letter of credit was established by AES for the benefit of AEE. However, AEE is obligated to replenish or replace this letter of credit in the event it is drawn upon or needs to be replaced.

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

     The Leases for Somerset and Cayuga expire on February 13, 2033 and November 13, 2027, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     Coal Purchases - In connection with the acquisition of AEE's four Plants, AEE assumed from NYSEG an agreement to purchase the coal required by the Somerset and Cayuga Plants. Each year, either party can request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. During 2001 the coal suppliers were committed to sell and AEE was committed to purchase all three lots of coal for the Somerset Plant as well as 70% of the anticipated coal purchases for the Cayuga Plant. The supplier requested renegotiation during 2001 for the 2002 lot but the parties failed to reach agreement. Therefore, the parties had commitments in 2002 with respect to only two lots for the Somerset Plant and 50% of the anticipated coal purchases at the Cayuga Plant. The supplier requested renegotiation during 2002 for the 2003 lot plus the 2002 lot for which agreement was not reached. On September 11, 2002, AEE and the supplier reached agreement on both of the lots. Therefore, the commitment of AEE for 2003 is three lots for the Somerset Plant plus 70% of the anticipated coal usage for the Cayuga Plant. The termination date for the contract is December 31, 2003. No later than June 30, 2003, the parties shall meet to determine if the agreement is to be extended under mutually agreeable terms and conditions. If the agreement were not extended, AEE would seek a new coal supplier.

     As of the acquisition date of the Plants, the contract prices for the coal purchased through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability was amortized as a reduction to coal expense over the life of the contract. As of December 31, 2002, the remaining liability was zero.

     Based on the coal purchase commitments for 2003, AEE has expected coal purchases ranging between $70.0 million and $100.0 million. Currently, AEE does not have any coal purchase agreements for 2004.

     Transmission Agreements - On August 3, 1998, the Company entered into an agreement for the purpose of transferring certain rights and obligations from NYSEG to the Company under an existing transmission agreement among Niagara Mohawk Power Corporation (NIMO), the New York Power Authority, NYSEG, and Rochester Gas & Electric Corporation, and an existing transmission agreement between NYSEG and NIMO. This agreement provides for the assignment of rights to transmit energy from the Somerset Plant and other sources to remote load areas and other delivery points, and was assumed by AEE on the date of acquisition of the Plants. In accordance with its plan as of the acquisition date, AEE discontinued using this service. AEE did not intend to transmit over these lines and was required to pay the current fees until the effective cancellation date, November 19, 1999. These fees aggregated approximately $3.4 million over the six months ended December 31, 1999, and were recorded as a purchase accounting liability. Because AEE did not use the lines during this period, AEE received no economic benefit subsequent to the acquisition.

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

     On November 1, 2000, the effective date of the final settlement, the transmission contract was classified as an energy-trading contract as defined in EITF No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. From January 1, 2001 the contract was accounted for as a derivative under SFAS No. 133. The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the NYISO in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded income of approximately $8.9 million for the year ended December 31, 2002 related to this contract.

     Line of Credit Agreement - On May 14, 1999, AEE established a three-year revolving working capital credit facility of up to $50 million for the purpose of making funds available to pay for certain operating and maintenance costs. This facility was terminated as of March 9, 2001. In April 2001, AEE entered into a $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. This facility had a term of approximately twenty-one months. AEE can borrow up to $35 million for working capital purposes under this facility. In addition, AEE can have letters of credit issued under this facility up to $25 million, provided that the total amount of working capital borrowings and letters of credit issuances may not exceed the $35 million limit on the entire facility. Through December 31, 2002, there were three borrowings under this facility. The first borrowing was for $7 million on July 13, 2001 at an interest rate of 8.125%. The borrowing was repaid in full on July 31, 2001. The second borrowing was for $8.5 million on January 11, 2002 at an interest rate of 6.125%. The borrowing was repaid in full on February 28, 2002. The third borrowing was for $14.0 million on July 9, 2002, at an interest rate of 6.125%. AEE repaid the borrowing in two installments: $7.2 million on July 31, 2002 and $6.8 million on August 28, 2002.

     On November 20, 2002, AEE signed an agreement with Union Bank of California, N.A. for a one-year extension of the current facility to January 2, 2004. Currently, lenders have committed to provide only $15 million of the $35 million secured revolving working capital and letter of credit facility. AEE is attempting to obtain commitments for the remaining $20 million. Our financial flexibility may be limited if we are unable to obtain these commitments or substitute sources of credit.

     As we attempt to obtain the remaining commitments on our current facility, The AES Corporation on January 6, 2003 authorized us to issue letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million. At the date of filing our annual report on Form 10-K we have letters of credit in the amount of $14.4 million to support normal ongoing hedging activities with a number of counterparties.

     On October 3, 2002, Standard & Poor's lowered its rating on AEE's $550 million pass through trust certificates and $35 million working capital facility bank loan to BB+ from BBB- solely due to AEE's rating linkage to AES. The rating was also placed on CreditWatch with negative implications.

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

     AEE received an information request letter dated October 12, 1999 from the New York Attorney General, which seeks detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, AEE received a subpoena from New York State Department of Environmental Conservation (DEC) seeking similar operating and maintenance history from the Plants. This information is being sought in connection with the Attorney General's and the DEC's investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review.

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

     By letter dated May 25, 2000, the DEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the New York Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG's alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants by AEE.

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

     The Company is currently in negotiation with both the EPA and DEC. If the Company's current proposal is rejected, the EPA and the DEC could issue a notice or notices of violation (NOV) to AEE for violations of the Clean Air Act and the Environmental Conservation Law. If the Attorney General, the DEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover, or Greenidge Plants, then penalties may be imposed and further emission reductions might be necessary at these Plants which could require AEE to make substantial expenditures. The Company is unable to estimate the effect of such a NOV on its financial condition or results of future operations.

     Nitrogen Oxide and Sulfur Dioxide Emission Allowances -The AEE and ACR Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity. The six Plants have been allocated allowances by the DEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. The six Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. Both NOx and SO2 allowances may be bought, sold, or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the six Plants, then the Company may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. The six Plants were net sellers of NOX allowances in 2002 and 2001. The six Plants were self-sufficient with respect to SO2 allowances in 2001; however, the Plants had a shortfall of approximately 584 SO2 allowances in 2002.

     AEE voluntarily disclosed to the DEC and EPA on November 27, 2002 that NOx exceedances appear to have occurred on October 30 and 31 and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plant's NOx RACT tracking system. The Plants have taken all reasonable, good faith efforts to assess and correct the exceedances. Immediately upon the discovery of the calculation error, the SCR at Somerset was activated to reduce NOx emissions. Emission data indicates that the system had already returned to a complaint operation by the time the error was discovered. The EPA has decided to defer to the DEC for review of the self-disclosure letter and technical issues. AEE is unable to predict any potential actions or fines the DEC may require, if any.

     AEE voluntarily disclosed to the NYDEC in January 2003 that Cayuga had inadvertently burned synfuel (coal with a latex binder applied), which it is not permitted to burn. Cayuga had entered into an agreement with a supplier to purchase coal. It received approximately one 9000-ton train per month from April 24, 2001 to December 27, 2002. In January 2003, AEE became aware that the product we were receiving was synfuel. The plants have suspended all shipments from that supplier until a resolution is reached. The plants have reviewed the emission and operation data showed there was no adverse effect to air quality attributable to burning the material with applicable permit emissions limits. AEE is unable to predict any potential actions or fines the NYSDEC may require, if any.

     In October 1999, ACR entered into a consent order with the DEC to resolve alleged violations of the water quality standards in the groundwater downgradient of an ash disposal site. The consent order included a suspended $5,000 civil penalty and a requirement to submit a work plan to initiate closure of the landfill by October 8, 2000. The consent order also called for a site investigation, which was conducted and indicated that there is a possibility that some groundwater remediation at the site may be required. Further compliance with this order included a Closure Investigation Report which was submitted to the NYSDEC in the spring of 2000, and a Closure Plan which was submitted to the NYSDEC in January 2001. The Closure Plan was implemented in December 2001 when capping of the site was completed. AEE2, L.L.C. contributed one-half of the costs to close the landfill, which were approximately $2 million, and it will contribute additional costs for long-term groundwater monitoring. Nevertheless, if a groundwater remediation is required, AEE2, L.L.C. may be responsible for a portion of such costs.

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

     In April 2002, the EPA proposed to establish location, design, construction and capacity standards for cooling water intake structures at existing power plants. The EPA is developing these regulations under the terms of an Amended Consent Decree in Riverkeeper, Inc vs. Whitman, US District Court, Southern District of New York. It has been reported that EPA reached an agreement in principle with the plaintiffs to propose changes to the 316(b) rulemaking schedule. Pending agreement by the judge for modifying the deadlines, the new scheduled finalization of the rules for existing facilities has been extended by six months to February 16, 2004. These new rules will impose new compliance requirements, with potentially significant costs, on operating plants across the nation. Cost items include various environmental and engineering studies, and potential capital and maintenance costs. The Company has not determined the effects of these regulations on its financial condition.

7.   RELATED PARTY TRANSACTIONS

     AEE has entered into a contract with Somerset Railroad Corporation (SRC), a wholly owned subsidiary of AES NY3, L.L.C., which is an indirect wholly owned subsidiary of AES, pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. AEE will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC's outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. As of December 31, 2002, 2001 and 2000, $3.8 million, $4.2 million and $4.6 million, respectively, has been recorded by AEE as operating expenses and other accrued liabilities under this agreement.

     On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. From August 14, 2000 to August 13, 2002, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.625% for the Base Rate loans and LIBOR plus 1.375% for LIBOR loans. From August 14, 2002 to August 13, 2005, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for the Base Rate loans and LIBOR plus 1.500% for LIBOR loans. From August 14, 2005 to August 13, 2008, the interest rate on the loans under this credit facility is equal to a Base Rate plus 0.875% for the Base Rate loans and LIBOR plus 1.625% for LIBOR loans. From August 14, 2012 to August 13, 2014, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.125% for the Base Rate loans and LIBOR plus 1.875% for LIBOR loans. From August 14, 2008 to August 13, 2012, the interest rate on the loans under this credit facility is equal to a Base Rate plus 1.375% for the Base Rate loans and LIBOR plus 2.125% for LIBOR loans. The principal amount of SRC's outstanding indebtedness under this credit facility was approximately $21.4 million as of December 31, 2002.

     In November 2000, AEE entered into a three-year agreement for energy marketing services with Odyssey, a wholly owned subsidiary of AES. In March 2002, a new agreement was reached. The new agreement is for a term of five years through February 28, 2007 pursuant to which Odyssey provides data management, marketing, scheduling, invoicing and risk management services for a fee of $300,000 per month.

     Odyssey acts as agent on behalf of AEE in the over-the-counter and NYISO markets. As agent, Odyssey manages all energy transactions under AEE's name including (i) preparing confirmations for AEE and approving confirmations with counter-parties, (ii) conducting monthly check-outs with counter-parties as appropriate before the preparation of invoices,
     (iii) invoicing counter-parties for the term of the transactions and (iv) otherwise managing and executing the terms of the transactions in accordance with their provisions.

     Odyssey provides data management services for AEE by maintaining databases of pricing, load, transmission, weather and generation data to aid in analysis to optimize the value of AEE's assets.

     Odyssey maintains a transaction management system to manage day-ahead commitments with the NYISO and swap and physical values with counter-parties and to provide daily financial reporting and end of day budget variance, forward mark to market and commercially accepted risk analysis.

     Starting in 2001, until the sale of AES New Energy in the third quarter of 2002, AEE entered into bilateral contract transactions with AES New Energy, a wholly owned subsidiary of AES. These transactions included forward sales of electric energy and unforced capacity at market based rates. For the years ended December 31, 2002 and 2001, AEE recognized revenues of approximately $13.9 million and $11.7 million, respectively, related to the physical delivery of electricity or unforced capacity and the subsequent change in the market value of these contracts. AES New Energy was sold in the third quarter of 2002. As of December 31, 2002 and 2001 the related account receivable - trade between AES New Energy and AEE was zero and $2.6 million, respectively. The exposure at December 31, 2001 and 2002 related to these contract transactions was less than 10% of AEE's estimated cash revenues for the respective year.

     Prior to June 30, 1999, AES paid approximately $3.2 million in costs related to the acquisition of the NYSEG plants, , which are shown in on the consolidated balance sheets as due to AES Corporation and affiliates. Of the $3.2 million, approximately $1.1 million was for internal costs incurred by AES, and was treated as a reduction of contributed capital.

     AES contributed approximately $1.5 million and $9.4 million to AEE in 2002 and 2001, respectively, related to the construction of the SCR on Unit 1 of the Cayuga Plant, which became operational on June 7, 2001.

8.   BENEFIT PLANS

     Effective May 14, 1999, the Company adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation and service earned while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of NYSEG. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant were fixed as of such date. As of December 31, 2001, the Plan was funded at least to the extent required by Internal Revenue Code (IRC) Section 412 minimum funding and not more than the requirement of IRC Section 404, maximum contribution limits. The Company will make the required minimum contribution within the Employee Retirement Income Security Act (ERISA) guidelines. Pension benefits are based on years of credited service, age of the participant, and average earnings. During 2002, 2001 and 2000, collectively bargained people were offered the opportunity to freeze their accrued benefit payable under the Plan and opt into the AES Profit Sharing and Stock Ownership Plans.

     Significant assumptions were used in the calculations of the net benefit cost and projected benefit obligation for the periods ending October 31, 2002 and December 31, 2001 and 2000. In developing the Company's expected long-term rate of return assumption, the Company evaluated input from its actuaries, plan asset manager. Projected returns are based on a broad range of equity and bond indices. The Company expected 8% long-term rate of return on Qualified Plan assets is based on the allocation assumption of 60% equities (50% Growth and 50% Value), with a 10% long-term rate of return, and 40% in fixed income investments, with a 5.5% long-term rate of return. Because of market fluctuation, its actual allocation as of October 31, 2002, was 52% equities and 48% in fixed income investments. However, the Company believes that its long-term asset allocation on average will approximate 60% equities and 40% fixed income investments. The Company regularly reviews the asset allocation with the asset manager and periodically rebalance its investments to its targeted allocation when appropriate. The Company continues to believe that the 8% is a reasonable long-term rate of return on its qualified plan assets, despite the market downturn. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

     The discount rate utilized for determining future pension obligations is based on a review of long-term bond rates. The discount rate has remained at 6.25% since 2000. Future actual pension pension obiligations will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Company's pension plans.

                                                               2002       2001
                                                             -------    -------

          Discount rate                                        6.25%      6.25%
          Rate of compensation increase                        4.75%      4.75%
          Expected long-term rate of return on plan assets     8.00%      8.00%

     (In Thousands)

     Defined Benefit Pension Plan  Costs:
      Components of net periodic benefit cost (in thousands)
        Service cost                                          $  416    $  408
        Interest cost                                          1,451     1,407
        Expected return on plan assets                          (619)     (411)
        Curtailment gain                                           -         -
                                                              ------    ------
        Net periodic benefit cost                             $1,248    $1,404
                                                              ======    ======

     The assets and liabilities of the Plan were valued as of October 31, 2002. This measurement date is a change from the previous practice of utilizing a December 31 measurement date for 2001 and 2000. The values of the assets and liabilities as of October 31, 2002 were not materially different than the values as of December 31, 2002.

                                                                 2002         2001
                                                               --------     --------
     Projected Benefit Obligation
       Change in projected benefit obligation (in thousands):
        Projected benefit obligation, beginning of period     $ 23,392      $ 22,697
          Service cost                                             347           408
          Interest cost                                          1,209         1,407
          Actuarial (gain) loss                                      -          (803)
          Benefits paid                                           (305)         (317)
          Curtailment                                             (790)            -
            Special Termination Loss                             2,927             -
                                                              --------      --------
        Projected benefit obligation, end of period           $ 26,780      $ 23,392
                                                              ========      ========
     Plan Assets:
      Change in plan assets (in thousands):
        Fair value of plan assets (in thousands):             $  6,762      $  4,105
        Actual return on plan assets                              (711)         (225)
        Employer contributions                                   2,965         3,199
        Benefits paid                                             (305)         (317)
                                                              --------      --------
        Fair value of plan assets, end of period              $  8,711      $  6,762
                                                              --------      --------
     Funded status/accrued benefit liability                  $(18,069)     $(16,630)
     Unrecognized Net (Gain)                                       (78)            -
                                                              --------      --------
       (Accrued)/Prepaid Pension Cost, end of year            $(18,147)     $(16,630)
                                                              ========      ========

     The projected benefit obligation of the Plan as of May 14, 1999, as actuarially determined, was recorded by the Company as a purchase accounting liability (see Note 3) under Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The accumulated benefit obligation was approximately $22.1 million, $16.7 million and $17.4 million as of December 31, 2002, 2001 and 2000, respectively.

     During 2000, 137 participants of the Plan opted out and either joined an AES Plan, retired, or became terminated. This resulted in a curtailment gain to the Plan of approximately $ 5.3 million and is included within other income in the statement of income. As of December 31, 2002, the Plan had 86 active participants.

     Additionally, people of the Company and its subsidiaries participate in the AES Profit Sharing and Stock Ownership Plans. The plans provide employer matching contributions. Participants are fully vested in their own contributions and the employer's matching contributions. AEE contributed to AES Profit Sharing and Stock Ownership Plans approximately $809,000 and $781,000 in 2002 and 2001, respectively.

     In 2002, the Plan was amended to allow for an early retirement window. In August 2002, early retirement was offered to 56 qualified plan participants. Of the plan participants that were eligible, 27 accepted the early retirement offer and retired from the subsidiaries of the Company effective September 1, 2002.

     Other Postretirement Benefit Plan

     On July 1, 2000, AES Greenidge adopted SFAS No. 106 "Employees' Accounting for Postretirement Benefit Other Than Pension." Prior years costs were deemed immaterial for presentation purposes.

                                                                    2002
                                                                    ----
     Postretirement Medical Benefit Costs:
       Postretirement Benefit Costs:
         Components of net periodic benefit cost (in thousands)
           Service cost                                             $  37
           Interest cost                                               76
           Expected return on plan assets                               -
           Amortization of:
             Transition Obligation                                      -
             Prior Service Cost                                       118
             Net Loss/Gain                                              -
               Total                                                  118
                                                                    -----
         Net Periodic Postretirement Benefit Cost                   $ 231
                                                                    =====

     Accumulated Postretirement Benefit Obligation Change in projected benefit obligation (in thousands):
       Projected benefit obligation, beginning of year               $ 1,200
         Service cost                                                     36
         Interest cost                                                    76
         Actuarial (gain) loss                                           (14)
         Benefits paid                                                    14
                                                                     -------
       Projected benefit obligation, end of year                     $ 1,312
                                                                     =======

      Plan Assets:
        Change in plan assets (in thousands):
          Fair value of plan assets (in thousands):                  $     -
           Unrecognized Prior Service Cost                             1,083
           Unrecognized Net Loss/(Gain)                                  (14)
                                                                     -------
        Fair value of plan assets, end of year                       $ 1,069
                                                                     -------
     Funded status/accrued benefit liability                         $   243
                                                                     =======

     Weighted average discount rate for expense calculation is 6.25% in 2002. Weighted average discount rate for accumulated postretirement benefit obligation is 6.25% beginning December 31, 2001.

     The medical care cost trend rate is 13% for 2002, decreasing gradually to 5.0% by the year 2010. The Medicare cost trend rate is 7.0% for 2002, decreasing gradually to 5.0% by the year 2006. Increasing the health care trend rate by 1% would increase the total accumulated postretirement benefit obligation to $1,489,148 or by 15.9% and the aggregate of the total Service and Interest Cost components of the Net Periodic Postretirement Benefit Cost would increase from $113,294 to $134,966 or by 19.1%. Decreasing the health care cost trend by 1.0% would decrease the total accumulated postretirement benefit obligation to $1,119,110 or by 12.9% and the aggregate of the total Service and Interest Cost components of the Net Periodic Postretirement Benefit Cost would decrease from $113,294 to $96,187 or by 15.1%.

     AES Somerset, AES Cayuga and AES Westover have created Voluntary Employees' Beneficiary Associations (VEBA) to fund their retiree medical expenses. Employer contributions to pay the claims of the employees are deposited in the VEBA Trusts. Currently, the VEBA Trusts are to pay the medical claims of the employees who are union members and who retire from the Company or a subsidiary and the medical claims of their spouses and dependants. Some of the VEBA trusts offer supplemental Medicare benefits, the other Trusts' coverages end when the employee is Medicare eligible. These VEBA trusts were created in 2002, These VEBA trusts were created in 2002, the funding schedule for the trusts are as follows: $362,000 for 2003-5, respectively and $203,000 for 2006.

9.   LONG-TERM INCENTIVE PROGRAM

     Stock Option Plan - Employees of the subsidiaries of the Company participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. he following disclosures relate to the Company's subsidiaries employees' share of benefits under the SOP. There were no options granted during 1999 and 2002. Options granted during 2001 and 2000 of 469,899 and 12,756, respectively, had weighted average fair value of approximately $13.52 and $22.50, respectively, using the Black-Scholes valuation method. Significant assumptions used in the Black-Scholes valuation method for shares granted in 2001 and 2000 were: expected stock price volatility of 86% and 48% respectively; expected dividend yield of 0% and 0%, respectively; risk-free interest rate of 4.8% and 5.1%, respectively; and an expected life of 8 years and 7 years, respectively.

     Generally, outstanding stock options become exercisable on a cumulative basis commencing two years from the date of grant and expire ten years after the date of grant. Additionally, some options become exercisable in as little as one year (100% in one year) or as many as four years (25% each year). As permitted under SFAS No. 123,"Accounting for Stock-Based Compensation", AES applies APB Opinion No.25 in accounting for the SOP. As the exercise prices of all stock options are equal to their fair market values at the time the options are granted, the Company did not recognize any compensation expense related to the SOP using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS No. 123, the Company's consolidated earnings would have decreased by $6,117,979 and $273,368 in 2001 and 2000, respectively. (See new accounting pronouncements in reference to the effect of SFAS No. 148.))

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's current financial assets and liabilities approximate their carrying values. The fair value estimates are based on pertinent information available as of December 31, 2002. The Company is not aware of any factors that would significantly affect the estimated fair value amounts since that date.

11.  SEGMENT INFORMATION

     Under the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", the Company's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance measured by the chief operating decision-maker.

12.  SUBSEQUENT EVENTS

     Cash flow from AEE's operations during the second half of 2002 was sufficient to cover the aggregate rental payments under the leases on the Somerset and Cayuga Plants due January 2, 2003. On this date, rental payments were made in the amount of $28.7 million.

     Cash flow from operations in excess of the aggregate rental payments under AEE's leases may be distributed to its partners if certain criteria are met. On January 8, 2003, AEE made a distribution payment of $38.7 million.

     AEE borrowed $9.7 million on January 10, 2003, for working capital purposes under the $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. The borrowing was at an interest rate of 5.75%. The $9.7 million was repaid in full on January 28, 2003.