Form 10-Q
period 2004-03-31
AES EASTERN ENERGY LP
filed 2004-05-17
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Consolidated Statements of Income for the three months ended March 31, 2004 and March 31, 2003
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003
Statement of Changes in Partners’ Capital for the three months ended March 31, 2004
Notes to Condensed Consolidated Financial Statements

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.
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
(b) Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Income

For the three months ended March 31, 2004 and March 31, 2003

(Amounts in Thousands)

Three months ended March 31,	2004	2003
Operating Revenues
Energy	$100,214	$102,310
Capacity	4,945	8,646
Transmission congestion contract	(2,354)	(3,858)
Other	634	705
Total operating revenues	103,439	107,803

Operating Expenses
Fuel	41,836	36,698
Operations and maintenance	3,715	4,852
General and administrative	15,173	14,098
Depreciation and amortization	9,709	8,972
Total operating expenses	70,433	64,620

Operating Income	33,006	43,183

Other Income/(Expense)
Interest expense	(15,059)	(14,621)
Interest income	439	477
Gain on derivative valuation	29	209
Net Income from continuing operations before minority interest	18,415	29,248

Minority interest	69	—

Cumulative effect of change in accounting principle	—	(1,656)

Net Income	$18,484	$27,592

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Amounts in Thousands)

	March 31, 2004	Dec. 31, 2003
ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$12,822	$2,540
Revenue account	32,266	85,231
Accounts receivable - trade	36,473	34,883
Accounts receivable - affiliates	314	203
Accounts receivable - other	1,192	1,264
Derivative valuation asset – current	5	8,153
Inventory	28,513	27,700
Prepaid expenses	11,124	8,019
Total Current Assets	122,709	167,993
Property, Plant, Equipment and Related Assets Land	8,298	7,054
Electric generation assets (net of accumulated depreciation of $212,771 and $156,259)	920,461	902,662
Total property, plant, equipment and related assets	928,759	909,716
Other Assets
Deferred financing – net of accumulated amortization of $541 and $328	608	303
Derivative valuation asset – non-current	815	7,990
NYISO credit reserve	487	—
Rent reserve account	31,376	31,717
Total Assets	$1,084,754	$1,117,719
LIABILITIES
Current Liabilities
Accounts payable	$511	$830
Long-term debt - current	7,094	7,846
Accrued interest expense	13,976	28,004
Derivative valuation liability – current	35,185	26,043
Transmission congestion contract	1,276	359
Due to The AES Corporation and affiliates	8,614	8,930
Accrued coal and rail expenses	9,055	6,456
Other liabilities and accrued expenses	9,854	9,971
Total Current Liabilities	85,565	88,439
Long-term liabilities
Long-term debt – non-current	645,764	629,815
Environmental remediation	5,051	5,051
Defined benefit plan obligation	16,200	16,558
Derivative valuation liability – non-current	57,837	17,581
Asset retirement obligation	10,095	9,900
Other liabilities	2,653	2,688
Total Long-term Liabilities	737,600	681,593
Total Liabilities	823,165	770,032

Commitments and Contingencies (Note 3)

Minority Interest	8,777	—

Partners’ capital	252,812	347,687
Total Liabilities and Partners’ Capital	$1,084,754	$1,117,719

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2004 and March 31, 2003

(Amounts in Thousands)

	Three months ended March 31, 2004	Three months ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,484	$27,592
Adjustments to reconcile net income to
Net cash provided by operating activities:
Minority Interest	(69)
Cumulative effect of change in accounting principle	—	1,656
Depreciation and amortization	9,709	8,966
Asset retirement obligation accretion	195	194
Loss(Gain)on derivative valuation	888	2,166
Write off of deferred financing	—	21
Net defined benefit plan cost	(358)	339
Changes in current assets and liabilities:
Accounts receivable	(1,309)	(5,524)
Inventory	(813)	(14)
Prepaid expenses	(2,967)	(3,808)
Accounts payable	(356)	60
Accrued interest expense	(14,028)	(13,256)
Due to The AES Corporation and affiliates	(316)	268
Accrued expenses and other liabilities	2,398	2,378

Net cash provided by operating activities	11,458	21,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital additions	(1,282)	(402)
Decrease in restricted cash	42,881	18,899
NYISO Credit Reserve	(487)	—
Net change in rent reserve account	341	(371)

Net cash provided by investing activities	41,453	18,126

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners distribution paid	(48,700)	(38,700)
Principal payments on lease obligations	(4,303)	(464)
Partner’s contribution	92	—

Net cash used in financing activities	(52,911)	(39,164)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

Supplemental Disclosure of Cash Flow Information:

Interest paid	$27,887	$27,960

Supplemental Disclosure of Non-cash Flow Information:

Assets of the Somerset Railroad Corporation Consolidated at January 1, 2004	$28,432	$—
Liabilities of the Somerset Railroad Corporation Consolidated at January 1, 2004	$19,692	$—

Adoption of SFAS 143	$—	$3,396

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Consolidated Statement of Changes in Partners’ Capital

For the three months ended March 31, 2004

(Amounts in Thousands)

	General Partner	Limited Partner	Total	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income

Balance, December 31, 2003	$3,477	$344,210	$347,687	$(27,619)

Net income	18	18,466	18,484		18,484

Distributions paid	(487)	(48,213)	(48,700)

Partner’s contribution (See Note 6)	—	92	92

Other comprehensive (loss)(See Note 4)	(648)	(64,103)	(64,751)	(64,751)	(64,751)
Comprehensive income (loss)				$(92,370)	$(46,267)
Balance, March 31, 2004	$2,360	$250,452	$252,812

The notes are an integral part of the condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

AES Eastern Energy, L.P. (the Partnership), a Delaware limited partnership, was formed on December 2, 1998. The Partnership’s wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). The Partnership is an indirect wholly owned subsidiary of The AES Corporation (AES).

AES NY3, L.L.C., an indirect wholly owned subsidiary of The AES Corporation acquired the stock of the Somerset Railroad Corporation (SRC), which owns short line railroad assets used to transport coal and limestone. The Partnership has entered into a contract with SRC pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. The Partnership will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC’s outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. The Partnership has concluded that under the revised interpretation No. 46(R) the Partnership needs to consolidate the SRC into its consolidated financial statements as of January 1, 2004. (See Note 6)

Note 2.  Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of AES Eastern Energy, L.P. (the Partnership) and SRC reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Partnership’s consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and notes contained therein, as of December 31, 2003 and the year then ended, which are set forth in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 3.  Commitments and Contingencies

Coal Purchases – In connection with the acquisition of the Partnership’s four coal–fired electric generating stations (the Plants), the Partnership assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the Somerset and Cayuga Plants.  Each year either party could request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. The supplier requested renegotiation during 2002 for the 2003 lot plus the 2002 lot for which agreement had not been reached. On September 11, 2002, the Partnership and the supplier reached agreement on both of the lots. Therefore, the commitment of the Partnership for 2003 was three lots for the Somerset Plant plus 70% of the anticipated coal usage for the Cayuga Plant. The contract expired on December 31, 2003. The Partnership can provide no assurances that it will be able to enter into other agreements on terms and conditions that are as favorable as this agreement.

As of the acquisition date of the Plants, the contract prices for the coal purchases through 2002 were above the market price, and the Partnership recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability was amortized as a reduction to coal expense over the life of the underlying contract. As of December 31, 2003, the purchase accounting liability was fully amortized.

The Partnership has expected coal purchases, composed of short and medium term contracts with various mines, ranging between $89 and $109 million for 2004, and $67 and $87 million for 2005.

On September 4, 2003, the Partnership and AES Odyssey, L.L.C. (Odyssey), a wholly owned subsidiary of AES, amended their contract pursuant to which Odyssey provides energy marketing services to include management of the Partnership’s coal and environmental emission credit inventories. The Partnership also agreed to increase the fees paid to Odyssey by the Partnership to $400,000 per month from $300,000 per month.

Odyssey, in concert with the Partnership, is using a strategy of varying-term contracts with multiple coal suppliers to develop the flexibility in the supply chain to best meet the demands of a fleet of merchant plants.

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

The transmission congestion contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York Independent System Operator (NYISO) in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded losses of approximately $2.4 million and approximately $3.9 million in the first three months of 2004 and 2003, respectively, related to this contract. The transmission congestion contract is accounted for as a derivative under SFAS No. 133.

On June 25, 2003, AES Somerset, L.L.C. (the subsidiary of the Partnership that operates the Somerset plant) filed a complaint against NIMO with the FERC. The complaint involves outstanding station service charges for the period April 2000 to May 2003. AES Somerset has calculated that the outstanding charges owed are $290,000, while NIMO has calculated that the outstanding charges are $3.6 million. In December 2003, FERC reiterated its 2001 ruling that independent power plants can net station service power, in the AES Somerset and Nine Mile orders. NIMO is appealing the ruling. As of March 31, 2004, AES Somerset has accrued approximately $1.6 million for these charges.

Line of Credit Agreement – On November 20, 2002, the Partnership signed an agreement with Union Bank of California, N.A. for a one-year extension of its current working capital and letter of credit facility. On April 16, 2003, the Partnership signed an amendment to its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes another one-year extension of the current facility; the maturity date of the working capital and letter of credit facility is now January 2, 2005. The amendment also increases Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, the Partnership further amended its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes a commitment from Citibank, N.A. for the remaining $15 million of the facility. There have been three borrowings under this facility. The first borrowing was for $9.7 million on January 10, 2003 at an interest rate of 5.75%. This borrowing was repaid in full on January 28, 2003. The second borrowing was for $9.7 million on July 9, 2003 at an interest rate of 5.5%. This borrowing was repaid in full on July 25, 2003. The third borrowing was for $12.9 million and an additional $1 million on January 9, 2004 and February 20, 2004, respectively, at an interest rate of 5.5%. This borrowing was repaid in two payments, $6.2 million on January 27, 2004 and the remaining balance of $7.7 million was repaid on February 26, 2004. As of March 31, 2004, of the $35 million committed, the Partnership has obtained letters of credit of $24.9 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

AES on January 6, 2003 and February 25, 2003 authorized the Partnership to provide letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.

On February 12, 2004, the Partnership signed a two-year agreement, effective January 1, 2004, with AES to obtain up to $35 million and $25 million of letters of credit or cash collateral for 2004 and 2005, respectively. This agreement supercedes the authorization of AES on February 25, 2003. The agreement limits the letters of credit amounts and cash collateral to the stated amounts and set into place a fee structure and repayment terms. As of March 31, 2004, the Partnership has obtained letters of credit in the amount of $38 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties. (See Note 10)

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply side based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. The Partnership’s working capital contribution is estimated to be approximately $1.5 million and will be deducted from monies owed to the Partnership in the first six months of the year. As of March 31, 2004, approximately $487,000 has been deducted.

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

The Partnership received an information request letter dated October 12, 1999 from the New York Attorney General, which sought detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Partnership received a subpoena from the New York State Department of Environmental Conservation (NYSDEC) seeking similar operating and maintenance history from the Plants. The Partnership has provided materials responding to the requests from the Attorney General and the NYSDEC. This information was sought in connection with the Attorney General’s and the NYSDEC’s investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review.

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

The Partnership is currently in negotiation with both the EPA and NYSDEC. If a settlement is not reached, the EPA and NYSDEC could issue the Partnership a notice or notices of violations or file a complaint in court alleging violations of the Clean Air Act and New York Environmental Conservation Law. If the Attorney General, NYSDEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover or Greenidge Plants, then penalties may be imposed and further emissions reductions might be necessary at these Plants, which could require the Partnership to make substantial expenditures. The Partnership is unable to estimate the effect of such an enforcement action on its financial condition or results of future operations.

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

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that the Partnership may have a shortfall during 2004 of approximately 12,500 to 14,500 SO2 allowances and approximately 1,250 to 1,350 NOx allowances assuming the units are operated at forecasted capacities. At current market prices, the cost could range from $6.8 million to $7.7 million to purchase sufficient SO2 and NOx allowances for 2004.

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

In September 2003, NYSDEC determined the amount of NOx emissions allowances that would be allocated to the Plants. The allocation is several hundred tons less than the Partnership’s average historical NOx emissions for the Plants during the control period. The Partnership’s compliance plan cannot be finalized until the anticipated New York NOx allowance market prices are more conclusively determined.

In January 2004, NYSDEC determined the amount of SO2 emissions allowances that would be allocated to the Plants. The allocation is several thousands tons less than the Partnership’s average historical SO2 emissions for the Plants. The Partnership’s compliance plan cannot be finalized until the anticipated New York SO2 allowance market prices are more conclusively determined.

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

The Partnership voluntarily disclosed to the NYSDEC in January 2003 that the Cayuga Plant had inadvertently burned synfuel (coal with a latex binder applied), which it is not permitted to burn.  The Partnership had entered into an agreement with a supplier to purchase coal. It received approximately one 9,000-ton train per month from April 24, 2001 to December 27, 2002. In January 2003, the Partnership became aware that the product the Cayuga Plant had been receiving was synfuel. The Partnership suspended all shipments from that supplier until a resolution could be reached. The Partnership has reviewed the emission and operation data which showed there was no adverse effect to air quality with respect to applicable permit emissions limits attributable to burning the material. The Partnership is unable to predict any potential actions or fines the NYSDEC may require, if any. In July 2003, the Partnership reached an agreement with the supplier to resume shipment of coal in order to satisfy contractual obligations. As part of this agreement, the supplier has provided a written guarantee stating that all fuel shipments will be coal.

In April 2002, the EPA proposed to establish location, design, construction and capacity standards for cooling water intake structures at existing power plants withdrawing more than 50 million gallons per day from rivers, lakes and other bodies of water. The EPA developed these regulations under the terms of an Amended Consent Decree in Riverkeeper, Inc vs. Whitman, US District Court, Southern District of New York. The final rule was released by the EPA on February 16, 2004. This new rule will impose new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. The Partnership is evaluating the rule and it has not yet determined the effects, if any of these regulations on its financial condition or results of operations.

In January 2004, the EPA proposed an “interstate air quality rule” that would require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone.  The proposed rule directs 29 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2010 and further reductions by 2015. States are encouraged to use a cap and emission trading approach.  A final rule is expected to be issued in 2005.  At this point, the Partnership cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements.

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

Northeastern U.S. states (including New York) have agreed to work to develop a regional market-based emissions trading system to reduce power plants’ CO2 emissions. The goal is to reach an agreement by April 2005 on a cap and emission trading program. Until such time as the rules are developed to implement such a program, the Partnership cannot determine what its impact would be on the Partnership’s financial position or results from operations

Note 4.  Price Risk Management

Comprehensive Income (Loss) – The Partnership accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next two years. The majority of the Partnership’s electric derivatives are designated and qualify as cash flow hedges. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2004.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the three months ended March 31, 2004, were as follows (in millions):

Balance as of January 1, 2004	$(27.6)
Reclassified to earnings	(22.5)
Change in fair value	(42.3)
Balance, March 31, 2004	$(92.4)

In addition to the electric derivatives classified as cash flow hedge contracts, the Partnership has a Transmission Congestion Contract that is a derivative under the definition of SFAS No. 133, but does not qualify for hedge accounting. This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings.

Note 5.  Asset Retirement Obligations

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

The Partnership has completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143, as it applies to the Partnership, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Partnership recorded a liability of $9.2 million and a net asset of approximately $3.3 million, which are included in the electric generation assets, and reversed a $4.2 million environmental remediation liability it had previously recorded. The difference between the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $1.7 million. Reconciliation of asset retirement obligation liability for the three months ending March 31, 2004 was as follows (in millions):

Balance as of January 1, 2004	$9.9
Accretion	$0.2
Balance, March 31, 2004	$10.1

Note 6.  New Accounting Pronouncements

In December 2002, the FASB issued SFAS no. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, "Accounting for Stocked-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accouting for stock-based employee compensation.  In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of acounting for stock-based employee compensation and the effect of the method used on reported results.  The Partnership expects to use the prospective method to transition to the fair value based method of accounting for stock-based employee compensation.  All employee awards granted, modified or settled after January 1, 2003, were recorded using the fair value based method of accounting.  (See Note 7).  The Partnership's adoption of the prospective method of accounting for stock-based employee compensation did not have any material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. This interpretation was revised in December 2003 with the issuance of Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)).

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

The Partnership has concluded that under the revised interpretation No. 46(R) that the Partnership needs to consolidate the Somerset Railroad Corporation into its consolidated financial statements. The Partnership’s consolidated Balance Sheet as of March 31, 2004 reflects additional assets of approximately $27.9 million and liabilities of approximately $19.1 million as a result of this consolidation.

The sales – leaseback transaction under which the Somerset and Cayuga Plants were acquired qualifies as a VIE. The sales – leaseback rules require that the leases be treated as financing leases for purposes of the Partnership’s financial statements, which they have been from the inception of the Partnership.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, and replaces SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and material plan changes. The Partnership adopted the new annual disclosure requirements of SFAS No. 132 (revised) effective as of December 31, 2003. The interim-period disclosure requirements became effective for the Partnership as of March 31, 2004. As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit plans as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard had no effect on the Partnership’s consolidated financial statements.

Note 7. Long-term Incentive Program

Stock Option Plan – Employees of the Partnership participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. Prior to 2003, the Partnership accounted for the SOP under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, the Partnership adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the SOP vest over periods ranging from two to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards from the inception of the Partnership. The expense recognized under the prospective method for the three months ended March 31, 2004 was approximately $92,000.

Note 8. Benefit Plan

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

Total Pension cost for the three months ended March 31, 2004 and 2003, respectively, include the following components: (In thousands)

	Three Months ended March 31, 2004	Three Months ended March 31, 2003
Service cost	87	92
Interest cost	361	380
Expected Return on Plan Assets	(159)	(152)
Amortization of net (gain) loss	—	—
Total Pension Cost	289	320

On April 10, 2004, President Bush signed into law the Pension Funding Equity Act of 2004. This Act allows the Partnership to temporarily replace the 30 Year bond rate with a composite of long- term corporate bonds for determining the Partnership’s minimum required quarterly contributions.  Because of this change, the scheduled cash flows for employer contribution have changed from the Partnership’s original estimate of required quarterly contributions of $1.5 million to approximately $773,000.

Note 9. Reclassifications

Certain 2003 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2004 presentation.

Note 10. Subsequent Events

AES on April 28, 2004 authorized the Partnership to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of an additional $35 million as margin to support normal, ongoing hedging activities. AES also agreed that the maximum amount of letters of credit that the Partnership could provide, under this authorization, on the AES facility would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005.

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

AES NY, L.L.C.

Condensed Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Amounts in Thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$13,118	$2,932
Revenue account	32,266	85,231
Accounts receivable - trade	36,472	34,883
Accounts receivable - affiliates	2,936	2,969
Accounts receivable - other	1,238	1,280
Derivative valuation asset - current	5	8,153
Inventory	28,513	27,700
Prepaid expenses	11,247	8,117
Total current assets	125,795	171,265

Property, Plant, Equipment and Related Assets
Land	8,748	7,503
Electric generation assets (net of accumulated depreciation of $152,814 and $122,378)	920,496	902,663
Total property, plant, equipment and related assets	929,244	910,166

Other Assets
Deferred financing (net of accumulated amortization of $1,091 and $863)	608	303
Derivative valuation asset	815	7,990
NYISO credit reserve	487	—
Rent reserve account	31,376	31,717
Total Assets	$1,088,325	$1,121,441
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$516	$833
Lease financing - current	7,094	7,846
Accrued interest expense	13,976	28,004
Derivative valuation liability – current	35,185	26,043
Transmission congestion contract	1,276	359
Due to The AES Corporation and affiliates	8,776	9,096
Accrued coal and rail expenses	9,055	6,456
Other liabilities and expenses	10,039	10,134
Total current liabilities	85,917	88,771

Long-term Liabilities
Lease financing - long-term	645,764	629,815
Environmental remediation	6,800	6,800
Defined benefit plan obligation	16,879	17,238
Derivative valuation liability – non-current	57,837	17,581
Asset retirement obligation	10,478	10,299
Other liabilities	2,653	2,688
Total long-term liabilities	740,411	684,421
Total Liabilities	826,328	773,192

Commitments and Contingencies (Note 4)

Minority Interest	259,378	344,767

Member’s Equity	2,619	3,482
Total Liabilities and Member’s Equity	$1,088,325	$1,121,441

The notes are an integral part of the condensed consolidated financial statements.

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization

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

AES NY3, L.L.C., an indirect wholly owned subsidiary of The AES Corporation acquired the stock of the Somerset Railroad Corporation (SRC), which owns short line railroad assets used to transport coal and limestone. AEE has entered into a contract with SRC pursuant to which it will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. AEE will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC’s outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. AEE has concluded that under the revised interpretation No. 46(R) that AEE needs to consolidate the Somerset Railroad Corporation into its consolidated financial statements as of January 1, 2004. (See Note 7)

Note 2.  Condensed Consolidated Balance Sheets

The Company was established for the purpose of acting as the general partner of both AEE and ACR. In this capacity, the Company is responsible for the day-to-day management of AEE and ACR and its operations and affairs, and is responsible for all liabilities and obligations of both entities.

The consolidated balance sheets include the accounts of AES NY, L.L.C., AEE, ACR (including all subsidiaries) and Somerset Railroad Company (SRC). The balance sheets are presented on a consolidated basis because the Company, as general partner, controls the operations of AEE, SRC and ACR. The 99% limited partner ownerships of AEE and ACR are presented as minority interest.

The accompanying unaudited condensed consolidated balance sheets of the Company reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Company’s consolidated financial position for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated balance sheets should be read in  conjunction with the Company’s consolidated balance sheet and notes contained therein, as of December 31, 2003, which are set forth in the Annual Report on Form 10-K of AEE for the year ended December 31, 2003.

Note 3.  Plants Placed on Long-Term Cold Standby

During the fourth quarter of 2000, ACR placed its AES Hickling and AES Jennison plants (ACR Plants) on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company continues to evaluate the future of these plants.

Note 4.  Commitments and Contingencies

Coal Purchases – In connection with the acquisition by AEE of its four coal-fired electric generating stations (the AEE Plants), AEE assumed from New York State Electric & Gas Corporation (NYSEG) an agreement to purchase the coal required by the AEE Somerset and Cayuga plants. Each year either party could request renegotiation of the price of one-third of the coal supplied pursuant to this agreement. The supplier requested renegotiation during 2002 for the 2003 lot plus the 2002 lot for which agreement had not been reached. On September 11, 2002, AEE and the supplier reached agreement on both of the lots. Therefore, the commitment of AEE for 2003 was three lots for the Somerset Plant plus 70% of the anticipated coal usage for the Cayuga Plant.  The contract expired on December 31, 2003. The Company can provide no assurances that AEE will be able to enter into other agreements on terms and conditions that are as favorable as this agreement.

As of the acquisition date of the AEE Plants, the contract prices for the coal purchases through 2002 were above the market price, and AEE recorded a purchase accounting liability for approximately $15.7 million related to the fulfillment of its obligation to purchase coal under this agreement. The purchase accounting liability was amortized as a reduction to coal expense over the life of the underlying contract. As of December 31, 2003, the purchase accounting liability was fully amortized.

AEE has expected coal purchases, composed of short and medium term contracts with various mines, ranging between $89 million and $109 million for 2004 and $67 million and $87 million for 2005.

On September 4, 2003, AEE and AES Odyssey, L.L.C.(Odyssey), a wholly owned subsidiary of AES, amended their contract pursuant to which Odyssey provides energy marketing services to include management of AEE’s coal and environmental emission credit inventories. AEE has also agreed to increase the fees paid to Odyssey to $400,000 per month from $300,000 per month.

Odyssey, in concert with AEE, is using a strategy of varing-term contracts with multiple suppliers to develop the flexibility in the supply chain to best meet the demands of a fleet of merchant Plants.

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

On June 25, 2003, AES Somerset, L.L.C.(the subsidiary of AEE that operates the Somerset Plant) filed a complaint against NIMO with the FERC. The complaint involves outstanding station service charges for the period April 2000 to May 2003. The AES Somerset has calculated that the outstanding charges owed are $290,000, while NIMO has calculated that the outstanding charges are $3.6 million. In December 2003, FERC reiterated its 2001 ruling that independent power plants can net station service power, in the AES Somerset and Nine Mile orders. NIMO is appealing the ruling. As of March 31, 2004, AES Somerset has accrued approximately $1.6 million for these charges.

Line of Credit Agreement – On November 20, 2002, AEE signed an agreement with Union Bank of California, N.A. for a one-year extension of its current working capital and letter of credit facility. On April 16, 2003, AEE amended its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes another one-year extension of the current facility; the maturity date of the working capital and letter of credit facility is now January 2, 2005. The amendment also increases Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, AEE further amended its November 20, 2002 agreement with Union Bank of California, N.A. The amendment includes a commitment from Citibank, N.A. for the remaining $15 million of the facility. There have been three borrowings under this facility. The first borrowing was $9.7 million on January 10, 2003 at an interest rate 5.75%. This borrowing was repaid in full on January 28, 2003. The second borrowing was for $9.7 million on July 9, 2003 at an interest rate of 5.5%. This borrowing was repaid in full on July 25, 2003. The third borrowing was for $12.9 million and an additional $1 million on January 9, 2004 and February 20, 2004, respectively, at an interest rate of 5.5%. This borrowing was repaid in two payments, $6.2 million on January 27, 2004 and the remaining balance of $7.7 million was repaid on February 26, 2004. As of March 31, 2004, of the $35 million committed, AEE had obtained letters of credit of $24.9 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

AES on January 6, 2003 and February 25, 2003 authorized AEE to issue letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.

On February 12, 2004, AEE signed a two-year agreement, effective January 1, 2004 with AES to obtain up to $35 million and $25 million dollars of letters of credit or cash collateral for 2004 and 2005, respectively. This agreement supercedes the authorization of AES on February 25, 2003. The agreement limits the letters of credit amounts and cash collateral to the stated amounts and set into place a fee structure and repayment terms. As of March 31, 2004, AEE has obtained letters of credit in the amount of $38 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties. (See Note 9)

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply side based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. AEE’s working capital contribution is estimated to be approximately $1.5 million and will be deducted from monies owed AEE in the first six months of the year. As of March 31, 2004, approximately $487,000 has been deducted.

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

AEE received an information request letter dated October 12, 1999 from the New York Attorney General, which sought detailed operating and maintenance history for the Westover and Greenidge Plants. On January 13, 2000, the Company received a subpoena from the New York State Department of Environmental Conservation (NYSDEC) seeking similar operating and maintenance history from the AEE and ACR Plants. The Company has provided materials responding to the requests from the Attorney General and the NYSDEC. This information was sought in connection with the Attorney General’s and the NYSDEC’s investigations of several electricity generating stations in New York that are suspected of undertaking modifications in the past without undergoing an air permitting review.

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

AEE is currently in negotiation with both the EPA and NYSDEC. If a settlement is not reached, the EPA and NYSDEC could issue AEE a notice or notices of violations or file a complaint in court alleging violations of the Clean Air Act and the New York Environmental Conservation Law. If the Attorney General, NYSDEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover or Greenidge Plants, then penalties may be imposed and further emissions reductions might be necessary at these Plants which could require AEE to make substantial expenditures. AEE is unable to estimate the effect of such an enforcement action on its financial condition or results of future operations.

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity.

The AEE and ACR Plants have been allocated allowances by the NYSDEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. New York State and the other states in the Mid-Atlantic and Northeast region are classified as the Ozone Transport Region in the federal Clean Air Act, which designates the Ozone Transport Region as not being in compliance with the ozone National Ambient Air Quality Standard. The states in the Ozone Transport Region have agreed to implement a three-phase process to reduce NOx emissions in the region in order to comply with the federal Clean Air Act Title I requirements for ozone non-compliance areas. Implementation of the Phase III emission rules commenced on May 1, 2003.

The AEE and ACR Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2.

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the AEE Plants, then AEE may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that AEE may have an allowance shortfall during 2004 of approximately 12,500 to 14,500 SO2 allowances and approximately 1,250 to 1,350 NOx allowances assuming the units are operated at forecasted capacities. At current market prices, the cost could range from $6.8 million to $7.7 million to purchase sufficient SO2 and NOx allowances for 2003. In 2002, ACR sold all its SO2 and NOx allocations for 2004.

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

In September 2003, NYSDEC determined the amount of NOx emissions allowances that would be allocated to the Plants. The allocation is several hundred tons less than AEE’s average historical NOx emissions for the AEE Plants during the control period. AEE’s compliance plan cannot be finalized until the anticipated New York NOx market allowance prices are more conclusively determined. ACR currently has NOx allowance surpluses since the Jennison and Hickling Plants have been placed on long-term cold stand-by.

In January 2004, NYSDEC determined the amount of SO2 emissions allowances that would be allocated for the Plants. The allocation is several thousand tons less than AEE’s average historical SO2 emissions for the AEE Plants. AEE’s compliance plan cannot be finalized until the anticipated New York SO2 market allowance prices are more conclusively determined. ACR currently has SO2 allowance surpluses since the Jennison and Hickling Plants have been placed on long-term cold stand-by.

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

AEE voluntarily disclosed to the NYSDEC in January 2003 that the Cayuga Plant had inadvertently burned synfuel (coal with a latex binder applied), which it is not permitted to burn. AEE had entered into an agreement with a supplier to purchase coal. It received approximately one 9,000-ton train per month from April 24, 2001 to December 27, 2002. In January 2003, AEE became aware that the product the Cayuga Plant had been receiving was synfuel. AEE has suspended all shipments from that supplier until a resolution could be reached. AEE has reviewed the emission and operation data which showed there was no adverse effect to air quality with respect to applicable permit emissions limits attributable to burning the material. AEE is unable to predict any potential actions or fines the NYSDEC may require, if any. In July 2003, AEE reached an agreement with the supplier to resume shipment of coal in order to satisfy contractual obligations. As part of this agreement, the supplier has provided a written guarantee stating that all fuel shipments will be coal.

In April 2002, the EPA proposed to establish location, design, construction and capacity standards for cooling water intake structures at existing power plants withdrawing more than 50 million gallons per day from rivers, lakes and other bodies of water. The EPA developed these regulations under the terms of an Amended Consent Decree in Riverkeeper, Inc vs. Whitman, US District Court, Southern District of New York. The final rule was released by the EPA on February 16, 2004. This new rule will impose new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. AEE is evaluating the rule and it has not yet determined the effects, if any of these regulations on its financial condition or results of operations.

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

ACR has reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, since the Jennison and Hickling Plants were placed on long-term cold standby. A consultant was retained to help evaluate the source of the chemicals and provide recommendations for remediation. The consultant concluded the cause of the problem was coarse bottom ash with pyrites that had been exposed to the air since sluicing of water to the bottom ash ponds has been terminated. ACR notified NYSDEC that ACR will perform remediation at Jennison, where the concentrations are the highest. The remediation will consist of removing the suspect material in the anticipation that over time the concentrations will subside. On March 19, 2004, the NYSDEC approved the ACR’s plan to add additional monitoring wells at Hickling to allow ACR to better assess changes in the ground water that have occurred since use of the pond was terminated.

ACR voluntarily disclosed to the NYSDEC and EPA that it is conducting an investigation based on conflicting reports of suspected materials buried at the Hickling Plant. Field and laboratory studies have not indicated any evidence of waste disposal that poses a serious risk to potential receptors. ACR has notified both the NYSDEC and the EPA of these studies and believes that no further action is required.

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

Note 5.  Price Risk Management

AEE accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next two years. The majority of AEE’s electric derivatives are designated and qualify as cash flow hedges. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2004.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the three months ended March 31, 2004 were as follows (in millions):

Balance, January 1, 2004	$(27.6)
Reclassified to earnings	(22.5)
Change in fair value	(42.3)
Balance, March 31, 2004	$(92.4)

In addition to the electric derivatives classified as cash flow hedge contracts, AEE has a Transmission Congestion Contract that is a derivative under the definition of SFAS No.133, but does not qualify for hedge accounting.  This contract is recorded at fair value on the balance sheet with changes in the fair value recognized through earnings.

Note 6. Asset Retirement Obligations

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

The Company has completed a detailed assessment of the specific applicability and implications of SFAS No. 143.  The scope of SFAS No. 143, as it applies to the Company, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Company recorded a liability of approximately $9.6 million and a net asset of approximately $3.3 million, which are included in electrical generation assets, and reversed a $4.2 million environmental remediation liability previously recorded. The difference of the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $2.2 million. Reconciliation of asset retirement obligation liability for the three months ending March 31, 2004 was as follows (in millions):

Balance, January 1, 2004	$10.5

Accretion	0.2
Balance, March 31, 2004	$10.7

Note 7. New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company expects to use the prospective method to transition to the fair value based method of accounting for stock-based employee compensation.  All employee awards granted, modified or settled after January 1, 2003, will be recorded using the fair value based method of accounting.  (See Note 8). The Company’s adoption of the prospective method of accounting for stock-based employee compensation did not have any material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. This interpretation was revised in December 2003 with the issuance of Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)).

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

AEE has concluded that under the revised Interpretation No. 46(R) that AEE needs to consolidate the Somerset Railroad Corporation into its consolidated financial statements. AEE’s consolidated Balance Sheet as of March 31, 2004 reflects additional assets of approximately $27.9 million and liabilities of approximately $19.1 million as a result of this consolidation.

The sales – leaseback transaction under which the Somerset and Cayuga Plants were acquired qualifies as a VIE. The sales – leaseback rules require that the leases be treated as financing leases for purposes of AEE’s financial statements, which they have been from the inception of AEE.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and replaces SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and material plan changes. The Company adopted the new annual disclosure requirements of SFAS No. 132 (revised) effective as of December 31, 2003. The interim-period disclosure requirements became effective for the Company as of March 31, 2004. As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit plans as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard had no effect on the Company’s consolidated financial statements.

Note 8. Long-term Incentive Program

Stock Option Plan – Employees of the Company participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. Prior to 2003, the Company accounted for the SOP under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the SOP vest over periods ranging from two to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards from the inception of the Company.

Note 9. Subsequent Events

AES on April 28, 2004, authorized AEE to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of additional $35 million as margin to support normal, ongoing hedging activities. AES also agreed that the maximum amount of letters of credit that AEE could provide, under this authorization, on the AES facility would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005.

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

Critical Accounting Policies

As of March 31, 2004, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in AES Eastern Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: Revenue Recognition, Property, Plant and Equipment, Contingencies and Derivative Contracts.

New Accounting Pronouncements

Asset Retirement Obligations. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143, which became effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The new liability was recorded in the first quarter 2003. We capitalized the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will settle the obligation for its recorded amount or incur a gain or loss upon settlement. We adopted SFAS No. 143 effective January 1, 2003.

We have completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143, as it applies to us, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, we recorded a liability of approximately $9.2 million and a net asset of approximately $3.4 million, which are included in electric generation assets, and reversed a $4.2 million environmental remediation liability we had previously recorded. The difference of the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $1.7 million. Reconciliation of our asset retirement obligation liability for the three months ended March 31, 2004 was as follows (in millions):

Balance, January 1, 2004	$9.9

Accretion	0.2
Balance, March 31, 2004	$10.1

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides guidance on how to identify a variable interest entity (VIE), and when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. This interpretation was revised in December 2003 with the issuance of Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)).

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

We have concluded that under the revised Interpretation No. 46(R) that we need to consolidate the Somerset Railroad Corporation into our consolidated financial statements. Our consolidated Balance Sheet as of March 31, 2004 reflects additional assets of approximately $27.9 million and liabilities of approximately $19.1 million as a result of this consolidation.

The sales – leaseback transaction under which the Somerset and Cayuga Plants were acquired qualifies as a VIE. The sales – leaseback rules require that the leases be treated as financing leases for purposes of our financial statements, which they have been from the inception of our Company.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and replaces SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and material plan changes. We adopted the new annual disclosure requirements of SFAS No. 132 (revised) effective as of December 31, 2003. The interim-period disclosure requirements became effective for us as of March 31, 2004. As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit plans as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard will have no effect on our consolidated financial statements.

Results of Operations for the Three Months ended March 31, 2004 and 2003

Results of Operations

(Amounts in Millions)

For the Three Months Ended March 31,	2004	2003	% Change
Energy revenue	$100.2	$102.3	(2.1)
Capacity revenue	4.9	8.6	(43.0)
Transmission congestion contract	(2.4)	(3.9)	(38.5)
Other	0.6	0.7	(14.3)

Energy revenues for the three months ended March 31, 2004 were $100.2 million, compared to $102.3 million for the comparable period of the prior calendar year, a decrease of 2.1%. The decrease in energy revenues is primarily due to lower market prices and by lower demand. Market prices for peak and off-peak electricity were approximately 14.6% and 11.2% lower than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was 2.1% and 8.3% lower than the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO.

Capacity revenues for the three months ended March 31, 2004 were $4.9 million, compared to $8.6 million for the comparable period of the prior calendar year, a decrease of 43.0%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open market for the winter capacity period (November - April) versus the comparable period of the prior calendar year.

Transmission congestion contract loss for the three months ended March 31, 2004 was $2.4 million, compared to a loss of $3.9 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the NYISO in western New York and the more populated areas in eastern New York.  The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation.

Operating Expenses

For the Three Months Ended March 31,	2004	2003	% Change
Fuel expense	$41.8	$36.7	13.9

Operations and maintenance	3.7	4.9	(24.5)

General and administrative	15.2	14.1	7.8

Depreciation and amortization	9.7	9.0	7.8

Fuel expense for the three months ended March 31, 2004 was $41.8 million, compared to $36.7 million for the comparable period of the prior calendar year, an increase of 13.9%. The increase in Fuel expense is primarily due to higher coal, SO2 allowance, ammonia and limestone pricing.

Operations and maintenance expense for the three months ended March 31, 2004 was $3.7 million, compared to $4.9 million for the comparable period of the prior calendar year, a decrease of 24.5%. This decrease is primarily due to scheduled maintenance outages at the Somerset and Greenidge Plants which do not occur yearly.

General and administrative expense for the three months ended March 31, 2004 was $15.2 million, compared to $14.1 million for the comparable period of the prior calendar year, an increase of 7.8%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation and amortization expense for the three months ended March 31, 2004 was $9.7 million, compared to $9 million for the comparable period of the prior calendar year, an increase of 7.8%. This increase is primarily due to the consolidation of Somerset Railroad’s depreciation of $617,000.

Other Expenses

For the Three Months Ended March 31,	2004	2003	% Change
Interest expense	$15.1	$14.6	3.4

Interest income	0.4	0.5	(20.0)

Gain(loss) on derivative valuation	—	0.2	—

Other Income/Expenses for the three months ended March 31, 2004 were net expenses of $14.7 million, compared to net expenses of $13.9 million for the comparable period of the prior calendar year, an increase of 5.8%.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $11.5 million for the three months ended March 31, 2004, compared to $21 million for the comparable period of the prior calendar year, a decrease of 45.2% This decrease reflects the decrease in net income due to decreased energy prices and an increase in working capital. The working capital increase is primarily due to a decrease in accrued interest expense.

Investing Activities

Net cash provided by investing activities of $41.5 million for the three months ended March 31, 2004 reflects an increase in our restricted cash accounts of $42.9 million and a decrease in the rent reserve account of $341,000 offset by approximately 487,000 in NYISO credit reserve and by approximately $1.3 million in capital expenditures.  In addition to capital requirements associated with the ownership and operation of our Plants, we will have significant fixed charge obligations in the future, principally with respect to the leases.

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply side based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. Our working capital contribution is estimated to be approximately $1.5 million and will be deducted from monies owed us in the first six months of the year. As of March 31, 2004, $487,000 has been deducted.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2004 of $52.9 million reflects principal payments on our leases of $4.3 million and payment of a distribution to our partners of $48.7 million offset by a Partner’s contribution of $92,000. Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of distribution payments to our partners.

On August 14, 2000, Somerset Railroad Corporation (SRC) entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for the Base Rate loans and LIBOR plus 1.500% for LIBOR loans. The Base Rate was 1.50% on March 31, 2004 and LIBOR was 1.16% on that date. The principal amount of SRC’s outstanding indebtedness under this credit facility was approximately $17.7 million as of March 31, 2004.

On November 20, 2002, we signed an agreement with Union Bank of California, N.A. for a one-year extension of our current working capital and letter of credit facility. On April 16, 2003, we amended our November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes another one-year extension of our current facility; the maturity date of our working capital and letter of credit facility is January 2, 2005. The amendment also increases Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, we further amended our November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes a commitment from Citibank, N.A. for the remaining $15 million of our facility. There have been three borrowings under the new facility. The first borrowing was for $9.7 million on January 10, 2003 at an interest rate of 5.75%. This borrowing was repaid in full on January 28, 2003. The second borrowing was for $9.7 million on July 9, 2003 at an interest rate of 5.5%. This borrowing was repaid in full on July 25, 2003. The third borrowing was for $12.9 million and an additional $1 million on January 9, 2004 and February 20, 2004, respectively, at an interest rate of 5.5%. This borrowing was repaid in two payments, $6.2 million on January 27, 2004 and the remaining balance of $7.7 million was repaid on February 26, 2004. As of March 31, 2004, of the $35 million committed, we had obtained letters of credit of $24.9 million, which have been provided as additional margin to support normal ongoing hedging activities with a number of counterparties.

The AES Corporation on January 6, 2003 and February 25, 2003 authorized us to provide letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.

On February 12, 2004, we signed a two-year agreement, effective January 1, 2004, with The AES Corporation to obtain up to $35 million and $25 million dollars of letters of credit or cash collateral for 2004 and 2005, respectively. This agreement supercedes the authorization of AES on February 25, 2003. The agreement limits the letters of credit amounts and cash collateral to the stated amounts and sets into place a fee structure and repayment terms. As of March 31, 2004, we have obtained letters of credit in the amount of $38 million, which have been provided as additional margin to support normal ongoing hedging activities with a number of counterparties.

The AES Corporation on April 28, 2004 authorized us to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of additional $35 million as margin to support normal, ongoing hedging activities. The AES Corporation agreed that the maximum amount of letters of credit that we could provide on the AES facility, under this authorization, would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005.

Credit Rating Discussion

Credit ratings affect our ability to execute our commercial strategies in a cost-effective manner. In determining our credit rating, the rating agencies consider a number of factors. Quantitative factors that appear to have significant weight include, among other things, earnings before interest, taxes and depreciation and amortization (EBITDA); operating cash flow; total debt outstanding; fixed charges such as interest expense and lease payments; liquidity needs and availability and various ratios calculated from these factors. Qualitative factors appear to include, among other things, predictability of cash flows, business strategy, industry position and contingencies. In addition, Standard and Poor’s links our credit rating to the credit rating of The AES Corporation in accordance with their standard policy of linking the credit rating of a wholly owned subsidiary to that of its parent. Our Standard and Poor’s credit rating is currently BB+, the highest non-investment grade rating, which is three notches higher than the credit rating of The AES Corporation. A credit rating is not a recommendation to buy or sell or hold securities and may be revised or withdrawn at any time.

Trigger Events

Our commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements have credit rating triggers. These trigger events typically would give counterparties the right to request additional collateral if our credit ratings were downgraded. Under such circumstances, we would need to post collateral within three days or the counterparties would have the right to suspend or terminate the contract. The cost of posting collateral would have a negative effect on our profitability. If such collateral were not posted, our ability to continue transacting business as before the downgrade would be impaired. On October 8, 2002, one of our counterparties made a $1 million margin call on us because of Standard and Poor’s downgrade of our credit rating from BBB- to BB+. We provided a letter of credit for approximately $1 million. The contract with that counterparty has concluded and the letter of credit has been released.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer of our General Partner, based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, have concluded that as of March 31, 2004, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 3 to our Condensed Consolidated Financial Statements in Part I.

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits

10.25G	Letter of Credit and Reimbursement Agreement between AES Eastern Energy, L.P. and The AES Corporation

31.1	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d– 14(c) of the Securities Exchange Act of 1934

32	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES EASTERN ENERGY, L.P.
	By:	AES NY, L.L.C., as General Partner

	By:	/s/ Daniel J. Rothaupt
Daniel J. Rothaupt
Date: May 13, 2004		President (principal executive officer)

	By:	/s/ Amy Conley
Amy Conley
Vice President (principal financial officer)

Date: May 13, 2004