Form 10-Q
period 2004-06-30
AES EASTERN ENERGY LP
filed 2004-08-12
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

TABLE OF CONTENTS

Page
PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

AES EASTERN ENERGY, L.P.

Condensed Consolidated Financial Statements:

Consolidated Statements of Income for the three months ended June 30, 2004 and June 30, 2003	3
Consolidated Statements of Income for the six months ended June 30, 2004 and June 30, 2003	4
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003	6
Statement of Changes in Partners’ Capital for the six months ended June 30, 2004	7
Notes to Condensed Consolidated Financial Statements	8

AES NY, L.L.C. (General Partner of AES Eastern Energy, L.P.)*

Condensed Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.	15
Notes to Condensed Consolidated Balance Sheets	16

*    The condensed consolidated balance sheets of AES NY, L.L.C. contained in this Quarterly Report on Form 10-Q should be considered only in connection with its status as the general partner of AES Eastern Energy, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
(a) Results of Operations	23
(b) Liquidity and Capital Resources	26

Item 4. Controls and Procedures	28

PART II

Item 1. Legal Proceedings	29
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits	29
(b) Reports on Form 8-K	29

Signatures	29

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Income

For the three months ended June 30, 2004 and June 30, 2003

(Amounts in Thousands)

Three months ended June 30,	2004	2003

Operating Revenues
Energy	$90,074	$92,080
Capacity	6,310	7,751
Transmission congestion contract	(53)	(2,567)
Other	874	653
Total operating revenues	97,205	97,917
Operating Expenses
Fuel	38,176	34,176
Operations and maintenance	8,620	4,915
General and administrative	15,374	13,812
Depreciation and amortization	9,749	9,027
Total operating expenses	71,919	61,930

Operating Income	25,286	35,987

Other Income/(Expense)
Interest expense	(14,910)	(14,912)
Interest income	509	605
Loss on derivative valuation	(22)	(21)
Net Income from continuing operations before minority interest	10,863	21,659

Minority interest	47	—

Net Income	$10,910	$21,659

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.
Condensed Consolidated Statements of Income
For the six months ended June 30, 2004 and June 30, 2003
(Amounts in Thousands)

Six months ended June 30,	2004	2003

Operating Revenues
Energy	$190,288	$194,390
Capacity	11,255	16,397
Transmission congestion contract	(2,407)	(6,425)
Other	1,508	1,358
Total operating revenues	200,644	205,720
Operating Expenses
Fuel	80,012	70,874
Operations and maintenance	12,335	9,767
General and administrative	30,547	27,910
Depreciation and amortization	19,458	17,999
Total operating expenses	142,352	126,550

Operating Income	58,292	79,170

Other Income/(Expense)
Interest expense	(29,969)	(29,533)
Interest income	948	1,082
Gain on derivative valuation	7	188
Net Income from continuing operations before minority interest	29,278	50,907

Minority interest	116	—

Cumulative effect of change in accounting principle	—	(1,656)

Net Income	$29,394	$49,251

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

(Amounts in Thousands)

	June 30, 2004	Dec. 31, 2003
ASSETS
Current Assets
Restricted cash:
Operating – cash and cash equivalents	$3,872	$2,540
Revenue account	77,632	85,231
Accounts receivable – trade	35,916	34,883
Accounts receivable – affiliates	170	203
Accounts receivable – other	942	1,264
Derivative valuation asset – current	184	8,153
Inventory	34,205	27,700
Prepaid expenses	6,464	8,019
Total Current Assets	159,385	167,993
Property, Plant, Equipment and Related Assets Land	8,298	7,054
Electric generation assets (net of accumulated depreciation of $222,436 and $156,259)	913,052	902,662
Total property, plant, equipment and related assets	921,350	909,716
Other Assets
Deferred financing – net of accumulated amortization of $625 and $328	523	303
Derivative valuation asset – non-current	—	7,990
NYISO working capital fund	1,469	—
Rent reserve account	31,717	31,717
Total Assets	$1,114,444	$1,117,719
LIABILITIES
Current Liabilities
Accounts payable	$1,440	$830
Long-term debt lease – current	5,237	7,846
Other long-term debt – current	2,274	347
Accrued interest expense	27,835	28,004
Derivative valuation liability – current	64,314	26,043
Transmission congestion contract	378	359
Due to The AES Corporation and affiliates	8,624	8,930
Accrued coal and rail expenses	9,111	6,456
Other liabilities and accrued expenses	15,966	9,624
Total Current Liabilities	135,179	88,439
Long-term liabilities
Long-term debt lease – non- current	628,585	629,815
Other long-term debt – non- current	17,688	744
Environmental remediation	5,051	5,051
Defined benefit plan obligation	15,015	16,558
Derivative valuation liability – non-current	86,675	17,581
Asset retirement obligation	10,289	9,900
Other liabilities	2,039	1,944
Total Long-term Liabilities	765,342	681,593
Total Liabilities	900,521	770,032

Commitments and Contingencies (Note 3)

Minority Interest	8,677	—

Partners’ capital	205,246	347,687
Total Liabilities and Partners’ Capital	$1,114,444	$1,117,719

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2004 and June 30, 2003

(Amounts in Thousands)

	Six months ended June 30, 2004	Six months ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,394	$49,251
Adjustments to reconcile net income to Net cash provided by operating activities:
Minority Interest	(171)	—
Depreciation and amortization	19,459	17,994
Cumulative effect of change in accounting principle	—	1656
Asset retirement obligation accretion	389	380
Loss on derivative valuation	11	4,625
Write off of deferred financing	—	21
Net defined benefit plan cost	(1,543)	(41)
Changes in current assets and liabilities:
Accounts receivable	(357)	(1,518)
Inventory	(6,505)	(3,170)
Prepaid expenses	1,692	84
Accounts payable	627	(126)
Accrued interest expense	(169)	815
Due to The AES Corporation and affiliates	(306)	1,262
Accrued expenses and other liabilities	7,900	1,467

Net cash provided by operating activities	50,421	72,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital additions	(3,538)	(1,236)
Decrease(increase) in restricted cash	6,464	(31,181)
NYISO working capital fund	(1,469)	—

Net cash provided by(used in) investing activities	1,457	(32,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners distribution paid	(48,700)	(38,700)
Principal payments on lease obligations	(4,765)	(1,313)
Proceeds from other debt	1,390	—
Partner’s contribution	197	65
Payments for deferred financing	—	(335)

Net cash used in financing activities	(51,878)	(40,283)
CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

Supplemental Disclosure of Cash Flow Information:

Interest paid	$27,887	$27,960
Supplemental Disclosure of Non-cash Flow Information:

Assets of the Somerset Railroad Corporation Consolidated at January 1, 2004	$28,432	$—
Liabilities of the Somerset Railroad Corporation Consolidated at January 1, 2004	$19,586	$—

Adoption of SFAS 143	$—	$3,396

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Consolidated Statement of Changes in Partners’ Capital

For the six months ended June 30, 2004

(Amounts in Thousands)

	General Partner	Limited Partner	Total	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance, December 31, 2003	$3,477	$344,210	$347,687	$(27,619)

Net income	299	29,095	29,394		29,394

Distributions paid	(487)	(48,213)	(48,700)

Partner’s contribution (See Note 7)	—	197	197

Other comprehensive (loss)(See Note 4)	(1,233)	(122,099)	(123,332)	(123,332)	(123,332)
Comprehensive income (loss)				$(150,951)	$(93,938)
Balance, June 30, 2004	$2,056	$203,190	$205,246

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

AES NY3, L.L.C., an indirect wholly owned subsidiary of AES acquired the stock of the Somerset Railroad Corporation (SRC), which owns short line railroad assets used to transport coal and limestone. The Partnership has entered into a contract with SRC pursuant to which SRC will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. The Partnership will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC’s outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. The Partnership has concluded that under the revised Financial Accounting Standards Board (FASB) interpretation No. 46(R)”Consolidation of Variable Interest Entities”, the Partnership needs to consolidate SRC into its consolidated financial statements as of January 1, 2004. (See Note 6)

Note 2. Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Partnership and SRC reflect all adjustments, which are necessary, in the opinion of management, for a fair presentation of the Partnership’s consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and notes contained therein, as of December 31, 2003 and the year then ended, which are set forth in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Partnership has expected coal purchases, composed of short and medium term contracts with various mines, ranging between $97.9 and $101.4 million for 2004, and $78 and $110 million for 2005.

As of June 30, 2004, the remaining anticipated coal purchase commitments for the year ending December 31, 2004 are between $47.3 and $50.8 million.

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

The transmission congestion contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York Independent System Operator (NYISO) in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded losses of approximately $2.4 million and approximately $6.4 million in the first six months of 2004 and 2003, respectively, related to this contract. The transmission congestion contract is accounted for as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133.

On June 25, 2003, AES Somerset, L.L.C. (the subsidiary of the Partnership that operates the Somerset plant) filed a complaint against NIMO with the FERC. The complaint involves outstanding station service charges for the period April 2000 to May 2003. AES Somerset has calculated that the outstanding charges owed are $290,000, while NIMO has calculated that the outstanding charges are $3.6 million. In December 2003, FERC reiterated its 2001 ruling that independent power plants can net station service power in the AES Somerset and Nine Mile orders. NIMO is appealing the ruling. As of June 30, 2004, AES Somerset has accrued approximately $1.6 million for these charges.

Line of Credit Agreement – On November 20, 2002, the Partnership signed an agreement with Union Bank of California, N.A. for a one-year extension of its current working capital and letter of credit facility. On April 16, 2003, the Partnership signed an amendment to its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes another one-year extension of the current facility; the maturity date of the working capital and letter of credit facility is now January 2, 2005. The amendment also increases Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, the Partnership further amended its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes a commitment from Citibank, N.A. for the remaining $15 million of the facility. There have been three borrowings under this facility. The first borrowing was for $9.7 million on January 10, 2003 at an interest rate of 5.75%. This borrowing was repaid in full on January 28, 2003. The second borrowing was for $9.7 million on July 9, 2003 at an interest rate of 5.5%. This borrowing was repaid in full on July 25, 2003. The third borrowing was for $12.9 million and an additional $1 million on January 9, 2004 and February 20, 2004, respectively, at an interest rate of 5.5%. This borrowing was repaid in two payments, $6.2 million on January 27, 2004 and the remaining balance of $7.7 million was repaid on February 26, 2004. As of June 30, 2004, of the $35 million committed, the Partnership has obtained letters of credit of $16.4 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

AES on April 28, 2004 authorized the Partnership to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of an additional $35 million as margin to support normal, ongoing hedging activities. AES also agreed that the maximum amount of letters of credit that the Partnership could provide, under this authorization, on the AES facility would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005. As of June 30, 2004, the Partnership has obtained letters of credit in the amount of $77 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply sides based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. The Partnership’s working capital contribution is estimated to be approximately $1.5 million and was deducted from monies owed to the Partnership in the first six months of the year. As of June 30, 2004, the entire amount has been deducted.

Environmental - The Partnership has recorded a liability for environmental remediation associated with the acquisition of the Plants. On an ongoing basis, the Partnership monitors its compliance with environmental laws. Due to the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

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

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that the Partnership may have a shortfall during 2004 of approximately 12,500 to 14,500 SO2 allowances and approximately 1,650 to 1,850 NOx allowances assuming the units are operated at forecasted capacities. At June 30, 2004 market prices, the cost could range from $9.1 million to $10.4 million to purchase sufficient SO2 and NOx allowances for 2004.

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

In January 2004, NYSDEC determined the amount of SO2 emissions allowances that would be allocated to the Plants. The allocation is several thousand tons less than the Partnership’s average historical SO2 emissions for the Plants. The Partnership’s compliance plan cannot be finalized until the anticipated New York SO2 allowance market prices are more conclusively determined.

On May 26, 2004, the New York Supreme Court struck down the regulations. The Court ruled that the regulations had been adopted improperly after the State missed a deadline for publication of a notice to inform the public of proposed changes in the regulations. On July 1, 2004, NYSDEC appealed the Court’s ruling.

The Partnership voluntarily disclosed to the NYSDEC and EPA on November 27, 2002 that NOx exceedances appear to have occurred on October 30 and 31 and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plants’ NOx Reasonably Available Control Technology (RACT) tracking system which monitors NOx emissions at all four Plants subject to the Partnership’s NOx RACT Plan. The Partnership believes that it has taken all reasonable, good faith efforts to assess and correct the exceedances. Immediately upon the discovery of the exceedances, the Selective Catalytic Reduction System (SCR) at the Somerset Plant was activated to reduce NOx emissions. Emission data indicates that the system had already returned to a compliant operation by the time the error was discovered. The EPA has decided to defer to the NYSDEC for review of the self-disclosure letter and technical issues. The Partnership is unable to predict any potential actions or fines the NYSDEC may require, if any.

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

In July 2004, the EPA final rule for regulating existing power plants under Section 316(b) of the Clean Water Act was published in the Federal Register. This rule becomes effective on September 7, 2004. This new rule will impose new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. The Partnership is evaluating the rule and it has not yet determined the effects, of this rule on its financial condition or results of operations.

In January 2004, the EPA proposed an “interstate air quality rule” (renamed the “Clear Air Interstate Rule”) that would require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone.  The proposed rule directs 29 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2010 and further reductions by 2015. States are encouraged to use a cap and emission trading approach.  A final rule is expected to be issued in 2005.  At this point, the Partnership cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements.

In January 2004, the EPA proposed the “utility mercury reductions rule” that would regulate mercury emissions from existing and new coal-fired power plants.  The EPA proposed two alternative approaches for reducing mercury emissions based on different authority under the Clean Air Act. The EPA’s preferred approach is to implement a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018. If the EPA selects the alternative command and control approach, compliance could be required by December 2007. Pursuant to a settlement agreement with environmental groups, the EPA is required to finalize the utility mercury reductions rule by December 15, 2004.

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

In June 2004, the EPA preliminarily designated areas of the country that are in nonattainment with the new PM2.5 and 8-hour ozone standards. None of the Partnership’s plants are located in a designated PM2.5 nonattainment county. Only the Somerset Plant is located in a county designated nonattainment for the new ozone standard. Until such time as the final rules are developed to implement a program, the Partnership cannot determine what their impact would be on the Partnership’s financial position or results of operations.

Note 4.  Price Risk Management

The Partnership accounts for its derivative instruments in accordance with SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities”.  The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next two years. The majority of the Partnership’s electric derivatives are designated and qualify as cash flow hedges. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2004.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the six months ended June 30, 2004, were as follows (in millions):

Balance as of January 1, 2004	$(27.6)
Reclassified to earnings	(22.5)
Change in fair value	(100.9)
Balance, June 31, 2004	$(151.0)

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

The Partnership has completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143, as it applies to the Partnership, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Partnership recorded a liability of $9.2 million and a net asset of approximately $3.3 million, which are included in the electric generation assets, and reversed a $4.2 million environmental remediation liability it had previously recorded. The difference between the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $1.7 million. Reconciliation of asset retirement obligation liability for the six months ending June 30, 2004 was as follows (in millions):

Balance as of January 1, 2004	$9.9

Accretion	$0.4

Balance, June 30, 2004	$10.3

Note 6.  New Accounting Pronouncements

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

The Partnership adopted FIN 46(R) as of January 1, 2004 and has concluded that under the revised interpretation No. 46(R) that the Partnership needs to consolidate SRC into its consolidated financial statements. The Partnership’s consolidated Balance Sheet as of June 30, 2004 reflects additional assets of approximately $27.3 million and liabilities of approximately $18.7 million as a result of this consolidation.

The sales – leaseback transaction under which the Somerset and Cayuga Plants were acquired qualifies as a VIE. The sales – leaseback rules require that the leases be treated as financing leases for purposes of the Partnership’s financial statements, which they have been from the inception of the Partnership.

Note 7. Long-term Incentive Program

Stock Option Plan – Employees of the Partnership participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. Prior to 2003, the Partnership accounted for the SOP under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, the Partnership adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the SOP vest over periods ranging from two to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards from the inception of the Partnership. The expense recognized under the prospective method for the six months ended June 30, 2004 was approximately $197,000.

Note 8. Benefit Plan

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, and replaces SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and material plan changes. The Partnership adopted the new annual disclosure requirements of SFAS No. 132 (revised) effective as of December 31, 2003. The interim-period disclosure requirements became effective for the Partnership as of June 30, 2004. As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit plans as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard had no effect on the Partnership’s consolidated financial statements.

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

Total Pension cost for the six months ended June 30, 2004 and 2003, respectively, include the following components: (In thousands)

	Six Months ended June 30, 2004	Six Months ended June 30, 2003

Service cost	342	183
Interest cost	815	806
Expected Return on Plan Assets	(530)	(363)
Amortization of net (gain) loss	—	—
Total Pension Cost	627	626

On April 10, 2004, President Bush signed into law the Pension Funding Equity Act of 2004. This Act allows the Partnership to temporarily replace the 30-Year bond rate with a composite of long- term corporate bonds for determining the Partnership’s minimum required quarterly contributions.  Because of this change, the scheduled cash flows for employer contribution have changed from the Partnership’s original estimate of required quarterly contributions of $1.5 million to approximately $773,000.

Note 9. Reclassifications

Certain 2003 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2004 presentation.

Note 10. Subsequent Events

Cash flow from the Partnership’s operations during the first half of 2004 was sufficient to cover the aggregate rental payments under the leases on the Somerset Plant and the Cayuga Plant due July 2, 2004. On this date, rental payments were made in the amount of $31 million.

Cash flow from operations in excess of the aggregate rental payments under the Partnership’s leases may be distributed to the Partners of the Partnership if certain criteria are met. On July 8, 2004, the Partnership made a distribution payment of $41.2 million.

The Partnership borrowed $14.3 million on July 9, 2004, for working capital purposes under the $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. The borrowing was at an interest rate of 5.75%. The Partnership repaid the entire $14.3 million on July 26, 2004.

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

AES NY, L.L.C.

Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

(Amounts in Thousands)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets
Restricted cash:
Operating – cash and cash equivalents	$3,972	$2,932
Revenue account	77,632	85,231
Accounts receivable – trade	35,916	34,883
Accounts receivable – affiliates	2,966	2,969
Accounts receivable – other	982	1,280
Derivative valuation asset – current	184	8,153
Inventory	34,205	27,700
Prepaid expenses	6,522	8,117
Total current assets	162,379	171,265
Property, Plant, Equipment and Related Assets
Land	8,748	7,503
Electric generation assets (net of accumulated depreciation of $227,596 and $161,784)	913,116	902,663
Total property, plant, equipment and related assets	921,864	910,166

Other Assets
Deferred financing (net of accumulated amortization of $1,091 and $863)	523	303
Derivative valuation asset	—	7,990
NYISO working capital fund	1,469	—
Rent reserve account	31,717	31,717
Total Assets	$1,117,952	$1,121,441
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$1,443	$833
Lease financing – current	5,237	7,846
Other long-term debt – current	2,275	347
Accrued interest expense	27,835	28,004
Derivative valuation liability – current	64,314	26,043
Transmission congestion contract	377	359
Due to The AES Corporation and affiliates	8,779	9,096
Accrued coal and rail expenses	9,111	6,456
Other liabilities and expenses	16,170	9,787
Total current liabilities	135,541	88,771

Long-term Liabilities
Lease financing – long-term	628,585	629,815
Other long-term debt – noncurrent	17,688	744
Environmental remediation	6,800	6,800
Defined benefit plan obligation	15,663	17,238
Derivative valuation liability – non-current	86,675	17,581
Asset retirement obligation	10,652	10,299
Other liabilities	2,039	1,944
Total long-term liabilities	768,102	684,421
Total Liabilities	903,643	773,192

Commitments and Contingencies (Note 4)

Minority Interest	212,166	344,767

Member’s Equity	2,143	3,482
Total Liabilities and Member’s Equity	$1,117,952	$1,121,441

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

AES NY3, L.L.C., an indirect wholly owned subsidiary of AES, acquired the stock of the Somerset Railroad Corporation (SRC), which owns short line railroad assets used to transport coal and limestone. AEE has entered into a contract with SRC pursuant to which it will haul coal and limestone to the Somerset Plant and make its rail cars available to transport coal to the Cayuga Plant. AEE will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC’s outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. AEE has concluded that under the revised Financial Accounting Standards Board (FASB) interpretation No. 46(R), “Consolidation of Variable Interest Entities”, that AEE needs to consolidate SRC into its consolidated financial statements as of January 1, 2004. (See Note 7)

Note 2.                        Unaudited Condensed Consolidated Balance Sheets

The Company was established for the purpose of acting as the general partner of both AEE and ACR. In this capacity, the Company is responsible for the day-to-day management of AEE and ACR and its operations and affairs, and is responsible for all liabilities and obligations of both entities.

The consolidated balance sheets include the accounts of AES NY, L.L.C., AEE, ACR (including all subsidiaries) and SRC. The balance sheets are presented on a consolidated basis because the Company, as general partner, controls the operations of AEE, SRC and ACR. The 99% limited partner ownerships of AEE and ACR are presented as minority interest.

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

AEE has expected coal purchases, composed of short and medium term contracts with various mines, ranging between $97.9 million and $101.4 million for 2004 and $78 million and $110 million for 2005.

As of June 30, 2004, the remaining anticipated coal purchase commitments for the year ending December 31, 2004 are between $47.3 and $50.8 million.

On September 4, 2003, AEE and AES Odyssey, L.L.C.(Odyssey), a wholly owned subsidiary of AES, amended their contract pursuant to which Odyssey provides energy marketing services to include management of AEE’s coal and environmental emission credit inventories. AEE has also agreed to increase the fees paid to Odyssey to $400,000 per month from $300,000 per month.

Odyssey, in concert with AEE, is using a strategy of varying-term contracts with multiple suppliers to develop the flexibility in the supply chain to best meet the demands of a fleet of merchant plants.

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

The transmission congestion contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York Independent System Operator (NYISO) in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded losses of approximately $2.4 million and approximately $6.4 million in the first six months of 2004 and 2003, respectively, related to this contract. The transmission congestion contract is accounted for as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133.

On June 25, 2003, AES Somerset, L.L.C.(the subsidiary of AEE that operates the Somerset Plant) filed a complaint against NIMO with the FERC. The complaint involves outstanding station service charges for the period April 2000 to May 2003. AES Somerset has calculated that the outstanding charges owed are $290,000, while NIMO has calculated that the outstanding charges are $3.6 million. In December 2003, FERC reiterated its 2001 ruling that independent power plants can net station service power in the AES Somerset and Nine Mile orders. NIMO is appealing the ruling. As of June 30, 2004, AES Somerset has accrued approximately $1.6 million for these charges.

Line of Credit Agreement – On November 20, 2002, AEE signed an agreement with Union Bank of California, N.A. for a one-year extension of its current working capital and letter of credit facility. On April 16, 2003, AEE amended its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes another one-year extension of the current facility; the maturity date of the working capital and letter of credit facility is now January 2, 2005. The amendment also increases Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, AEE further amended its November 20, 2002 agreement with Union Bank of California, N.A. The amendment includes a commitment from Citibank, N.A. for the remaining $15 million of the facility. There have been three borrowings under this facility. The first borrowing was $9.7 million on January 10, 2003 at an interest rate 5.75%. This borrowing was repaid in full on January 28, 2003. The second borrowing was for $9.7 million on July 9, 2003 at an interest rate of 5.5%. This borrowing was repaid in full on July 25, 2003. The third borrowing was for $12.9 million and an additional $1 million on January 9, 2004 and February 20, 2004, respectively, at an interest rate of 5.5%. This borrowing was repaid in two payments, $6.2 million on January 27, 2004 and the remaining balance of $7.7 million was repaid on February 26, 2004. As of June 30, 2004, of the $35 million committed, AEE had obtained letters of credit of $16.4 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

AES on January 6, 2003 and February 25, 2003 authorized AEE to issue letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.

On February 12, 2004, AEE signed a two-year agreement, effective January 1, 2004, with AES to obtain up to $35 million and $25 million dollars of letters of credit or cash collateral for 2004 and 2005, respectively. This agreement supercedes the authorization of AES on February 25, 2003. The agreement limits the letters of credit amounts and cash collateral to the stated amounts and set into place a fee structure and repayment terms.

AES on April 28, 2004, authorized AEE to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of an additional $35 million as margin to support normal, ongoing hedging activities. AES also agreed that the maximum amount of letters of credit that AEE could provide, under this authorization, on the AES facility would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005.  As of June 30, 2004, AEE has obtained letters of credit in the amount of $77 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counter-parties.

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply sides based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. AEE’s working capital contribution is estimated to be approximately $1.5 million and was deducted from monies owed AEE in the first six months of the year. As of June 30, 2004, the entire amount has been deducted.

Environmental - The Company has recorded a liability for environmental remediation associated with the acquisition of the AEE Plants and the ACR Plants. On an ongoing basis, the Company monitors its compliance with environmental laws. Due to the uncertainties associated with environmental compliance and remediation activities, future costs of compliance or remediation could be higher or lower than the amount currently accrued.

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

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the AEE Plants, then AEE may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that AEE may have an allowance shortfall during 2004 of approximately 12,500 to 14,500 SO2 allowances and approximately 1,650 to 1,850 NOx allowances assuming the units are operated at forecasted capacities. At June 30, 2004, market prices the cost could range from $9.1 million to $10.4 million to purchase sufficient SO2 and NOx allowances for 2004. In 2002, ACR sold all its SO2 and NOx allocations for 2004.

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

On May 26, 2004, the New York Supreme Court struck down the regulations. The Court ruled that the regulations had been adopted improperly after the State missed a deadline for publication of a notice to inform the public of proposed changes in the regulations. On July 1, 2004, NYSDEC appealed the Court’s ruling.

AEE voluntarily disclosed to the NYSDEC and EPA on November 27, 2002 that NOx exceedances appear to have occurred on October 30 and 31 and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plants’ NOx Reasonably Available Control Technology (RACT) tracking system which monitors NOx emissions at all the Plants subject to AEE’s NOx RACT Plan. AEE believes that it has taken all reasonable, good faith efforts to assess and correct the exceedances. Immediately upon the discovery of the exceedances, the Selective Catalytic Reduction System (SCR) at the Somerset Plant was activated to reduce NOx emissions. Emission data indicates that the system had already returned to a compliant operation by the time the error was discovered. The EPA has decided to defer to the NYSDEC for review of the self-disclosure letter and technical issues. AEE is unable to predict any potential actions or fines the NYSDEC may require, if any.

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

In July 2004, the EPA final rule for regulating existing power plants under Section 316(b) of the Clean Water Act was published in the Federal Register. This rule becomes effective on September 7, 2004. This new rule will impose new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. AEE is evaluating the rule and it has not yet determined the effects, of this rule on its financial condition or results of operations.

In January 2004, the EPA proposed an “interstate air quality rule” ( renamed the “Clean Air Interstate Rule”) that would require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone. The proposed rule directs 29 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2010 and further reductions by 2015. States are encouraged to use a cap and emission trading approach. A final rule is expected to be issued in 2005. At this point, the Company cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements.

In January 2004, the EPA proposed the “utility mercury reductions rule” that would regulate mercury emissions from existing and new coal-fired power plants. The EPA proposed two alternative approaches for reducing mercury emissions based on different authority under the Clean Air Act. The EPA’s preferred approach is to implement a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018.  If the EPA selects the alternative command and control approach, compliance could be required by December 2007.  Pursuant to a settlement agreement with environmental groups, the EPA is required to finalize the utility mercury reductions rule by December 15, 2004.

ACR has reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, since the Jennison and Hickling Plants were placed on long-term cold standby. A consultant was retained to help evaluate the source of the chemicals and provide recommendations for remediation. The consultant concluded the cause of the problem was coarse bottom ash with pyrites that had been exposed to the air since sluicing of water to the bottom ash ponds at both plants has been terminated. ACR notified NYSDEC that ACR would perform remediation at Jennison, where the concentrations are the highest. The remediation will consist of removing the suspect material in the anticipation that over time the concentrations will subside. The NYSDEC recently approved ACR’s plan to add additional monitoring wells at Hickling to allow ACR to better assess changes in the ground water that have occurred since use of the pond was terminated. The new wells have been added and monitoring of these wells has been initiated

ACR voluntarily disclosed to the NYSDEC and EPA that it is conducting an investigation based on conflicting reports of suspected materials buried at the Hickling Plant. Field and laboratory studies have not indicated any evidence of waste disposal that poses a serious risk to potential receptors. ACR has notified both the NYSDEC and the EPA of these studies and believes that no further action is required.

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

In June 2004, the EPA preliminarily designated areas of the country that are in nonattainment with the new PM2.5 and 8-hour ozone standards. None of AEE’s plants are located in a designated PM2.5 nonattainment county. Only the Somerset Plant is located in a county designated nonattainment for the new ozone standard. Until such time as the final rules are developed to implement a program, AEE cannot determine what their impact would be on AEE’s financial position or results of operations.

Note 5.                        Price Risk Management

AEE accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next two years. The majority of AEE’s electric derivatives are designated and qualify as cash flow hedges. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2004.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the six months ended June 30, 2004 were as follows (in millions):

Balance, January 1, 2004	$(27.6)
Reclassified to earnings	(22.5)
Change in fair value	(100.9)
Balance, June 30, 2004	$(151.0)

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

The Company has completed a detailed assessment of the specific applicability and implications of SFAS No. 143.  The scope of SFAS No. 143, as it applies to the Company, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Company recorded a liability of approximately $9.6 million and a net asset of approximately $3.3 million, which are included in electrical generation assets, and reversed a $4.2 million environmental remediation liability previously recorded. The difference of the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $2.2 million. Reconciliation of asset retirement obligation liability for the six months ending June 30, 2004 was as follows (in millions):

Balance, January 1, 2004	$10.3

Accretion	0.4
Balance, June 30, 2004	$10.7

Note 7.                        New Accounting Pronouncements

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

AEE adopted FIN 46(R) as of January 1, 2004 and has concluded that under the revised Interpretation No. 46(R) that AEE needs to consolidate SRC into its consolidated financial statements. AEE’s consolidated Balance Sheet as of June 30, 2004 reflects additional assets of approximately $27.3 million and liabilities of approximately $18.7 million as a result of this consolidation.

The sales – leaseback transaction under which the Somerset and Cayuga Plants were acquired qualifies as a VIE. The sales – leaseback rules require that the leases be treated as financing leases for purposes of AEE’s financial statements, which they have been from the inception of AEE.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and replaces SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and material plan changes. The Company adopted the new annual disclosure requirements of SFAS No. 132 (revised) effective as of December 31, 2003. The interim-period disclosure requirements became effective for the Company as of June 30, 2004. As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit plans as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard had no effect on the Company’s consolidated financial statements.

Note 8.                        Long-term Incentive Program

Stock Option Plan – Employees of the Company participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. Prior to 2003, the Company accounted for the SOP under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123,”Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the SOP vest over periods ranging from two to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards from the inception of the Company.

Note 9.                        Subsequent Events

Cash flow from AEE’s operations during the first half of 2004 was sufficient to cover the aggregate rental payments under the leases on the Somerset Plant and the Cayuga Plant due July 2, 2004. On this date, rental payments were made in the amount of $31 million.

Cash flow from operations in excess of the aggregate rental payments under AEE’s leases may be distributed to the partners of AEE if certain criteria are met. On July 8, 2004, AEE made a distribution payment of $41.2 million.

AEE borrowed $14.3 million on July 9, 2004, for working capital purposes under the $35 million secured revolving working capital and letter of credit facility with Union Bank of California, N.A. The borrowing was at an interest rate of 5.75%. AEE repaid the entire $14.3 million on July 26, 2004.

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

Critical Accounting Policies

As of June 30, 2004, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in AES Eastern Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: Revenue Recognition, Property, Plant and Equipment, Contingencies and Derivative Contracts.

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

We have completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143, as it applies to us, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, we recorded a liability of approximately $9.2 million and a net asset of approximately $3.4 million, which are included in electric generation assets, and reversed a $4.2 million environmental remediation liability we had previously recorded. The difference of the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $1.7 million. Reconciliation of our asset retirement obligation liability for the six months ended June 30, 2004 was as follows (in millions):

Balance, January 1, 2004	$9.9

Accretion	0.4
Balance, June 30, 2004	$10.3

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

We adopted FIN 46(R) as of January 1, 2004 and have concluded that under the revised Interpretation No. 46(R) that we need to consolidate the Somerset Railroad Corporation (SRC) into our consolidated financial statements. Our consolidated Balance Sheet as of June 30, 2004 reflects additional assets of approximately $27.3 million and liabilities of approximately $18.7 million as a result of this consolidation.

The sales – leaseback transaction under which the Somerset and Cayuga Plants were acquired qualifies as a VIE. The sales – leaseback rules require that the leases be treated as financing leases for purposes of our financial statements, which they have been from the inception of our Company.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure About Pensions and Other Postretirement Benefits”, which amends SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and replaces SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (collectively referred to as “SFAS No. 132 (revised)”). SFAS No. 132 (revised) expands employers’ disclosures about pension and other post-retirement benefit plans to present more information regarding the economic resources and obligations of such plans in terms of the plans’ assets, obligations, cash flows and net periodic benefit costs. Additionally, SFAS No. 132 (revised) requires interim-period disclosures regarding plan benefit costs and material plan changes. We adopted the new annual disclosure requirements of SFAS No. 132 (revised) effective as of December 31, 2003. The interim-period disclosure requirements became effective for us as of June 30, 2004. As SFAS No. 132 (revised) does not change the measurement or recognition of pension and other post-retirement benefit plans as required by SFAS No. 87, SFAS No. 88 and SFAS No. 106, adoption of this new standard will have no effect on our consolidated financial statements.

Results of Operations for the Three Months ended June 30, 2004 and 2003

Results of Operations

(Amounts in Millions)

For the Three Months Ended June 30,	2004	2003	% Change
Energy revenue	$90.1	$92.1	(2.2)
Capacity revenue	6.3	7.8	(19.2)
Transmission congestion contract	(0.1)	(2.6)	(96.2)
Other	0.9	0.7	28.6

Energy revenues for the three months ended June 30, 2004 were $90.1 million, compared to $92.1 million for the comparable period of the prior calendar year, a decrease of 2.2%. The decrease in energy revenues is primarily due to Cayuga's Unit 2 being off-line for a scheduled maintenance turbine outage offset by higher market prices and demand. Market prices for peak and off-peak electricity were approximately 14.1% and 6.0% higher than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was 4.8% and 3.0% higher than the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO.

Capacity revenues for the three months ended June 30, 2004 were $6.3 million, compared to $7.8 million for the comparable period of the prior calendar year, a decrease of 19.2%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open market for the winter capacity period (November - April) and the summer capacity period (May - October) versus the comparable period of the prior calendar year.

Transmission congestion contract loss for the three months ended June 30, 2004 was $0.5 million, compared to a loss of $2.6 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the NYISO in western New York and the more populated areas in eastern New York.  The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation.

Operating Expenses

For the Three Months Ended June 30,	2004	2003	% Change
Fuel expense	$38.2	$34.2	11.7
Operations and maintenance	8.6	4.9	75.5
General and administrative	15.4	13.8	11.6
Depreciation and amortization	9.7	9.0	7.8

Fuel expense for the three months ended June 31, 2004 was $38.2 million, compared to $34.2 million for the comparable period of the prior calendar year, an increase of 11.7%. The increase in Fuel expense is primarily due to higher coal, SO2 allowance, ammonia and limestone pricing.

Operations and maintenance expense for the three months ended June 31, 2004 was $8.6 million, compared to $4.9 million for the comparable period of the prior calendar year, an increase of 75.5%. This increase is primarily due to the scheduled maintenance turbine and boiler outage at Cayuga and scheduled maintenance boiler outages at the Westover and Greenidge Plants which do not occur yearly.

General and administrative expense for the three months ended June 30, 2004 was $15.4 million, compared to $13.8 million for the comparable period of the prior calendar year, an increase of 11.6%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation and amortization expense for the three months ended June 30, 2004 was $9.7 million, compared to $9 million for the comparable period of the prior calendar year, an increase of 7.8%. This increase is primarily due to the consolidation of Somerset Railroad’s depreciation of $606,000 and the Over-fired air system installed at Westover in May 2003.

Other Expenses

For the Three Months Ended June 30,	2004	2003	% Change
Interest expense	$14.9	$14.9	—
Interest income	0.5	0.6	(16.7)

Other Income/Expenses for the three months ended June 30, 2004 were net expenses of $14.4 million, compared to net expenses of $14.3 million for the comparable period of the prior calendar year, an increase of 0.7%.

Results of Operations for the Six Months ended June 30, 2004 and 2003

Results of Operations

(Amounts in Millions)

For the Six Months Ended June 30,	2004	2003	% Change
Energy revenue	$190.3	$194.4	(2.1)
Capacity revenue	11.3	16.4	(31.1)
Transmission congestion contract	(2.4)	(6.4)	(62.5)
Other	1.5	1.4	(7.1)

Energy revenues for the six months ended June 30, 2004 were $190.3 million, compared to $194.4 million for the comparable period of the prior calendar year, a decrease of 2.1%. The decrease in energy revenues is primarily due to Cayuga's Unit 2 being off-line for a scheduled maintenance turbine outage and by lower market prices and by flat demand. Market prices for peak and off-peak electricity were approximately 3.6% and 1.9% lower than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was flat to the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO.

Capacity revenues for the six months ended June 30, 2004 were $11.3 million, compared to $16.4 million for the comparable period of the prior calendar year, a decrease of 31.1%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open market for the winter capacity period (November - April) and the winter capacity period (May - October) versus the comparable period of the prior calendar year.

Transmission congestion contract loss for the six months ended June 30, 2004 was $2.4 million, compared to a loss of $6.4 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the NYISO in western New York and the more populated areas in eastern New York.  The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation.

Operating Expenses

For the Six Months Ended June 30,	2004	2003	% Change
Fuel expense	$80.0	$70.9	12.8
Operations and maintenance	12.3	9.8	25.5
General and administrative	30.5	27.9	9.3
Depreciation and amortization	19.5	18.0	8.3

Fuel expense for the six months ended June 30, 2004 was $80 million, compared to $70.9 million for the comparable period of the prior calendar year, an increase of 12.8%. The increase in Fuel expense is primarily due to higher coal, SO2 allowance, ammonia and limestone pricing.

Operations and maintenance expense for the six months ended June 30, 2004 was $12.3 million, compared to $9.8 million for the comparable period of the prior calendar year, an increase of 25.5%. This increase is primarily due to the scheduled turbine and boiler outage at Cayuga and scheduled maintenance boiler outages at the Somerset, Westover and Greenidge Plants which do not occur yearly.

General and administrative expense for the six months ended June 30, 2004 was $30.5 million, compared to $27.9 million for the comparable period of the prior calendar year, an increase of 9.3%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation and amortization expense for the six months ended June 30, 2004 was $19.5 million, compared to $18 million for the comparable period of the prior calendar year, an increase of 8.3%. This increase is primarily due to the consolidation of Somerset Railroad’s depreciation of $1.2 million and the Over-fired air system installed at Westover in May 2003.

Other Expenses

For the Six Months Ended June 30,	2004	2003	% Change
Interest expense	$30.0	$29.5	1.7
Interest income	0.9	1.1	(18.2)
Gain on derivative valuation	—	0.2	—

Other Income/Expenses for the six months ended June 30, 2004 were net expenses of $29.1 million, compared to net expenses of $28.2 million for the comparable period of the prior calendar year, an increase of 2.7%.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $50.4 million for the six months ended June 30, 2004, compared to $72.7 million for the comparable period of the prior calendar year, a decrease of 30.7% This decrease reflects the decrease in net income due to Cayuga 2 being off-line for a scheduled maintenance turbine outage and by lower market prices and by flat demand and an increase in working capital.

Investing Activities

Net cash provided by investing activities of $1.5 million for the six months ended June 30, 2004 reflects a decrease in our restricted cash accounts of $6.5 million offset by approximately $1.5 million in NYISO credit reserve and by approximately $3.5 million in capital expenditures.  In addition to capital requirements associated with the ownership and operation of our Plants, we will have significant fixed charge obligations in the future, principally with respect to the leases relating to the Somerset and Cayuga Plants.

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply side based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. Our working capital contribution is estimated to be approximately $1.5 million and was deducted from monies owed us in the first six months of the year. As of June 30, 2004, the entire amount has been deducted.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2004 of $51.9 million reflects principal payments on our leases of $4.8 million and payment of a distribution to our partners of $48.7 million offset by a Partner’s contribution of $197,000 and proceeds from other debt of $1.4 million. Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of distribution payments to our partners.

On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp. consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for the Base Rate loans and LIBOR plus 1.500% for LIBOR loans. The Base Rate was 1.50% on June 30, 2004 and LIBOR was 1.59% on that date. The principal amount of SRC’s outstanding indebtedness under this credit facility was approximately $16.7 million as of June 30, 2004.

On November 20, 2002, we signed an agreement with Union Bank of California, N.A. for a one-year extension of our current working capital and letter of credit facility. On April 16, 2003, we amended our November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes another one-year extension of our current facility; the maturity date of our working capital and letter of credit facility is January 2, 2005. The amendment also increases Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, we further amended our November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes a commitment from Citibank, N.A. for the remaining $15 million of our facility. As of June 30, 2004, of the $35 million committed, we had obtained letters of credit of $16.4 million, which have been provided as additional margin to support normal ongoing hedging activities with a number of counterparties.

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

The AES Corporation on April 28, 2004 authorized us to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of an additional $35 million as margin to support normal, ongoing hedging activities. The AES Corporation agreed that the maximum amount of letters of credit that we could provide on the AES facility, under this authorization, would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005. As of June 30, 2004, we have obtained letters of credit in the amount of $77 million, which have been provided as additional margin to support normal ongoing hedging activities with a number of counterparties.

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

Future Cash Payments for Contractual Obligations

As of June 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, except for an increase in the 2-3 year category of the Purchase “Take or Pay” Obligations. These increases in the 2-3 years category reflect the increase in coal purchase agreements for the 2005-2006 periods. This increase was from approximately $53 million for 2005 at December 31, 2003 to approximately $78 million and $10 million for 2005 and 2006, respectively.

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

The increases in the prices of spot coal and SO2 allowances have increased our non-reheat units' total production costs. At times when the New York Independent System Operator's market price is lower than the dispatch rate of these units, they will be dispatched at lower than total capacity or even taken off-line. However, the loss in generation revenue will be offset by a reduction usage resulting in lower purchases or sales of the excess to the market.

We are exposed to market risks associated with commodity prices. We often utilize financial instruments to hedge against such fluctuations. We utilize financial and commodity derivatives for the purpose of hedging exposures to market risk. We do not enter into derivative instruments for trading or speculative purposes.

We are exposed to the impact of market fluctuations in the prices of electricity and coal. Our current and expected future revenues are derived from wholesale energy sales without significant long-term revenue or supply contracts. Our results of operations are subject to the volatility of electricity and coal prices in competitive markets. We hedge certain aspects of our “net open” positions. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of this strategy involves the use of commodity forward contracts, swaps and options. Under current contractual margining rights we or our counterparties have the right to ask the right to ask the other party for additional collateral if the exposed Party’s mark-to-market exposure increases.

As of August 9, 2004, of the $120 million of credit available to us, $95 million through AES’s secured credit facility and $35 million (only $25 million available for letter of credit purposes) through our working capital and letter of credit facility with Union Bank of California N.A., we have obtained letters of credit in the amount of $84.8 million. We have $35.4 million remaining which is more than our 95% Confidence Interval Cash Value at Risk (CVaR). If the market were to move 1.65 standard deviations from its current position we would have $20.6 million still available to support normal ongoing hedging activities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our General Partner, of the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2004.  Our management, including the principal executive officer and principal financial officer of our General Partner, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer of our General Partner have concluded that as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the principal executive officer and principal financial officer of our General Partner concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002.  Beginning with the year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the Partnership, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

Management developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis. The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting.  As a result of this initiative, we have made and will continue to make changes from time to time in our internal controls over financial reporting.

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

AES EASTERN ENERGY, L.P.
By: AES NY, L.L.C., as General Partner

	By:	/s/ Daniel J. Rothaupt
Daniel J. Rothaupt
President
Date: August 12, 2004		(principal executive officer)

	By:	/s/ Amy Conley
Amy Conley
Vice President
Date: August 12, 2004		(principal financial officer)