Form 10-Q
period 2004-09-30
AES EASTERN ENERGY LP
filed 2004-11-15
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Income

For the three months ended September 30, 2004 and September 30, 2003

(Amounts in Thousands)

Three months ended September 30,	2004	2003

Operating Revenues
Energy	$94,009	$109,302
Capacity	7,085	7,420
Transmission congestion contract	(1,373)	1,061
Other	1,570	349
Total operating revenues	101,291	118,132

Operating Expenses
Fuel	39,851	41,597
Operations and maintenance	4,488	4,861
General and administrative	18,077	14,694
Depreciation and amortization	9,979	9,032
Loss on asset disposal	322	—
Total operating expenses	72,717	70,184

Operating Income	28,574	47,948

Other Income/(Expense)
Interest expense	(15,072)	(14,903)
Interest income	453	456
Loss on derivative valuation	(22)	(9)
Net Income from continuing operations before minority interest	13,933	33,492

Minority interest	259	—

Net Income	$14,192	$33,492

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Income

For the nine months ended September 30, 2004 and September 30, 2003

(Amounts in Thousands)

Nine months ended September 30,	2004	2003

Operating Revenues
Energy	$284,297	$303,692
Capacity	18,340	23,817
Transmission congestion contract	(3,780)	(5,364)
Other	3,078	1,707
Total operating revenues	301,935	323,852

Operating Expenses
Fuel	119,863	112,471
Operations and maintenance	16,823	14,628
General and administrative	48,624	42,604
Depreciation and amortization	29,437	27,031
Loss on asset disposal	322	—
Total operating expenses	215,069	196,734

Operating Income	86,866	127,118

Other Income/(Expense)
Interest expense	(45,041)	(44,436)
Interest income	1,401	1,538
Gain on derivative valuation	(14)	179

Net Income from continuing operations before minority interest	43,212	84,399

Minority interest	375	—

Cumulative effect of change in accounting principle	—	(1,656)

Net Income	$43,587	$82,743

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Amounts in Thousands)

	Sept 30, 2004	Dec. 31, 2003

ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$16,780	$2,540
Revenue account	28,078	85,231
Accounts receivable - trade	32,252	34,883
Accounts receivable - affiliates	261	203
Accounts receivable - other	912	1,264
Derivative valuation asset - current	147	8,153
Inventory	34,767	27,700
Prepaid expenses	7,666	8,019
Total Current Assets	120,863	167,993
Property, Plant, Equipment and Related Assets
Land	8,298	7,054
Electric generation assets (net of accumulated depreciation of $232,328 and $156,259)	907,086	902,662
Total property, plant, equipment and related assets	915,384	909,716
Other Assets
Deferred financing - net of accumulated amortization of $625 and $328	569	303
Derivative valuation asset - non-current	—	7,990
NYISO working capital fund	1,469	—
Rent reserve account	31,346	31,717
Total Assets	$1,069,631	$1,117,719
LIABILITIES
Current Liabilities
Accounts payable	$1,487	$830
Long-term debt lease - current	4,411	7,846
Other long-term debt - current	2,349	347
Accrued interest expense	13,890	28,004
Derivative valuation liability - current	14,324	26,043
Transmission congestion contract	802	359
Due to The AES Corporation and affiliates	10,303	8,930
Accrued coal and rail expenses	8,276	6,456
Environmental remediation - current	272	—
Loss Contingency	1,700	—
Other liabilities and accrued expenses	14,899	9,624
Total Current Liabilities	72,713	88,439
Long-term liabilities
Long-term debt lease - non-current	625,404	629,815
Other long-term debt - non-current	17,099	744
Environmental remediation	4,778	5,051
Defined benefit plan obligation	13,747	16,558
Derivative valuation liability - non-current	101,738	17,581
Asset retirement obligation	10,483	9,900
Other liabilities	1,992	1,944
Total Long-term Liabilities	775,241	681,593
Total Liabilities	847,954	770,032

Commitments and Contingencies (Note 3)

Minority Interest	8,418	—

Partners’ capital	213,259	347,687
Total Liabilities and Partners’ Capital	$1,069,631	$1,117,719

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Cash Flows

For the six months ended September 30, 2004 and September 30, 2003

(Amounts in Thousands)

	Nine months ended Sept 30, 2004	Nine months ended Sept 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,587	$82,743
Adjustments to reconcile net income to
Net cash provided by operating activities:
Minority Interest	(375)
Cumulative effect of change in accounting principle	—	1,656
Depreciation and amortization	29,437	27,031
Loss on sale of asset	322	3
Asset retirement obligation accretion	583	536
Loss on derivative valuation	457	3,073
Write off of deferred financing	—	21
Net defined benefit plan cost	(2,811)	(423)
Changes in current assets and liabilities:
Accounts receivable	2,867	(1,040)
Inventory	(7,067)	(129)
Prepaid expenses	491	(135)
Accounts payable	619	818
Accrued interest expense	(14,114)	(14,017)
Due to The AES Corporation and affiliates	1,751	2,180
Accrued expenses and other liabilities	8,743	2,293

Net cash provided by operating activities	64,490	104,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital additions	(7,787)	(2,545)
Decrease (increase) in restricted cash	43,110	13,776
NYISO working capital fund	(1,469)	—
Decrease in rent reserve	371	371

Net cash provided by investing activities	34,225	11,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners distribution paid	(89,900)	(114,600)
Principal payments on lease obligations	(9,588)	(1,392)
Proceeds from other debt	599	—
Partner’s contribution	305	115
Payments for deferred financing	(131)	(335)

Net cash (used in) financing activities	(98,715)	(116,212)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—
Supplemental Disclosure of Cash Flow Information:

Interest paid	$27,887	$55,885
Supplemental Disclosure of Non-cash Flow Information:

Assets of the Somerset Railroad Corporation Consolidated at January 1, 2004	$28,432	$—
Liabilities of the Somerset Railroad Corporation Consolidated at January 1, 2004	$19,586	$—

Adoption of SFAS 143	$—	$3,396

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Consolidated Statement of Changes in Partners’ Capital

For the nine months ended September 30, 2004

(Amounts in Thousands)

	General Partner	Limited Partner	Total	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income

Balance, December 31, 2003	$3,477	$344,210	$347,687	$(27,619)

Net income	436	43,151	43,587		43,587

Distributions paid	(899)	(89,001)	(89,900)

Partner’s contribution (See Note 7)	3	302	305

Other comprehensive (loss)(See Note 4)	(884)	(87,536)	(88,420)	(88,420)	(88,420)
Comprehensive (loss)				$(116,039)	$(44,833)
Balance, September 30, 2004	$2,133	$211,126	$213,259

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

The accompanying unaudited condensed consolidated financial statements of the Partnership and SRC reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Partnership’s consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and notes contained therein, as of December 31, 2003 and the year then ended, which are set forth in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

Loss on asset disposal is the abandonment of Construction In Process for improvements for Section I of the Somerset Plant’s Landfill.

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

The Partnership has coal purchase commitments, composed of short and medium term contracts with various mines, ranging between $103.9 and $114.3 million for 2004, and $83.9 and $92.3 million for 2005.

As of September 30, 2004, the remaining coal purchase commitments for the year ending December 31, 2004 are between $28.6 and $39 million.

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

On March 9, 2000, a settlement was reached between the Partnership and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC) on May 10, 2000. According to the settlement, the Partnership will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999 to October 1, 2004, and, in turn, will receive a form of transmission service commencing on May 1, 2000 until October 1, 2004. The Partnership has the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 Megawatts (MW) over firm transmission lines from the Somerset Plant. The Partnership has the right to designate alternate points of delivery on NIMO’s transmission system provided that the Partnership shall not be entitled to receive any transmission service charge credit on the NIMO system.

The transmission congestion contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York Independent System Operator (NYISO) in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. The Partnership recorded losses of approximately $3.8 million and approximately $5.4 million in the first nine months of 2004 and 2003, respectively, related to this contract. The transmission congestion contract is accounted for as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133.

On June 25, 2003, AES Somerset, L.L.C. (the subsidiary of the Partnership that operates the Somerset plant) filed a complaint against NIMO with the FERC. The complaint involves outstanding station service charges for the period April 2000 to May 2003. AES Somerset has calculated that the outstanding charges owed are $290,000, while NIMO has calculated that the outstanding charges are $3.6 million. In December 2003, FERC reiterated its 2001 ruling that independent power plants can net station service power in the AES Somerset and Nine Mile orders. NIMO is appealing the ruling. As of September 30, 2004, AES Somerset has accrued approximately $1.6 million for these charges.

Line of Credit Agreement - On November 20, 2002, the Partnership signed an agreement with Union Bank of California, N.A. for a one-year extension of its current working capital and letter of credit facility. On April 16, 2003, the Partnership signed an amendment to its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment included another one-year extension of the maturity date of the working capital and letter of credit facility to January 2, 2005. The amendment also increased Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, the Partnership further amended its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment included a commitment from Citibank, N.A. for the remaining $15 million of the facility. There have been four borrowings under this facility. The first borrowing was for $9.7 million on January 10, 2003 at an interest rate of 5.75%. This borrowing was repaid in full on January 28, 2003. The second borrowing was for $9.7 million on July 9, 2003 at an interest rate of 5.5%. This borrowing was repaid in full on July 25, 2003. The third borrowing was for $12.9 million and an additional $1 million on January 9, 2004 and February 20, 2004, respectively, at an interest rate of 5.5%. This borrowing was repaid in two payments, $6.2 million on January 27, 2004 and the remaining balance of $7.7 million was repaid on February 26, 2004. The fourth borrowing was for $14.3 million on July 9, 2004 at an interest rate of 5.75%. This borrowing was repaid in full on July 26, 2004. As of September 30, 2004, of the $35 million committed, the Partnership has obtained letters of credit of $14.9 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties. (See Note 10, Subsequent Events, regarding replacement of this credit facility.)

AES on January 6, 2003 and February 25, 2003 authorized the Partnership to provide letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.

On February 12, 2004, the Partnership signed a two-year agreement, effective January 1, 2004, with AES to obtain up to $35 million and $25 million of letters of credit or cash collateral for 2004 and 2005, respectively. This agreement only supercedes the authorization of AES on February 25, 2003. The agreement limits the letters of credit amounts and cash collateral to the stated amounts and set into place a fee structure and repayment terms.

AES on April 28, 2004 authorized the Partnership to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of an additional $35 million as margin to support normal, ongoing hedging activities. AES also agreed that the maximum amount of letters of credit that the Partnership could provide under this authorization on the AES facility would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005. As of September 30, 2004, the Partnership has obtained letters of credit in the amount of $86.3 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties. (See Note 10, Subsequent Events, regarding modification of this arrangement.)

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply sides based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. The Partnership’s working capital contribution is estimated to be approximately $1.5 million and was deducted from monies owed to the Partnership in the first nine months of the year. As of September 30, 2004, the entire amount has been deducted.

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

The Partnership is currently in negotiation with both the EPA and NYSDEC. The Partnership has split its negotiation in two phases, the first phase includes negotiation on the Plants where NOVs had been issued. This phase includes the Greenidge and Westover Plants. The second phase includes negotiations on the Plants where the NOVs have not been issued. This phase includes the Somerset and Cayuga Plants. The Partnership has accrued $1.7 million for a settlement of the first phase of negotiations. If settlements are not reached, the EPA and NYSDEC could issue the Partnership a notice or notices of violations or file a complaint in court alleging violations of the Clean Air Act and New York Environmental Conservation Law. If the Attorney General, NYSDEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover or Greenidge Plants, then penalties may be imposed and further emissions reductions might be necessary at these Plants, which could require the Partnership to make substantial expenditures. The Partnership is unable to estimate the effect of such an enforcement action on its financial condition or results of future operations.

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

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that the Partnership may have a shortfall during 2004 of approximately 3,100 to 6,100 SO2 allowances assuming the units are operated at forecasted capacities. The federal ozone season ended with the Partnership short approximately 1,000 NOx allowances. At current market prices, the cost could range from $3.1 million to $5 million to purchase sufficient SO2 and NOx allowances for 2004. As of September 30, 2004, the remaining anticipated SO2 and NOx allowance purchases for the year ending December 31, 2004 are between $180,000 and $2.1 million.

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

On May 26, 2004, the New York Supreme Court struck down the Acid Deposition Reduction Program regulations (6 NYCRR 237 and 238). The Court ruled that the regulations had been adopted improperly after the State missed a deadline for publication of a notice to inform the public of proposed changes in the regulations. On July 1, 2004, NYSDEC appealed the Court’s ruling.

On August 17, 2004, the NYSDEC announced the adoption of emergency regulations to implement the Acid Deposition Reduction Program as originally scheduled. A number of entities challenged the adoption of the emergency regulations. On October 19, 2004, a State Supreme Court Judge dismissed the petition challenging New York State’s adoption of emergency regulations to implement the Acid Deposition Reduction Program as originally scheduled.

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

In July 2004, the EPA final rule for regulating existing power plants under Section 316(b) of the Clean Water Act was published in the Federal Register. This rule became effective on September 7, 2004. This new rule will impose new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. The Partnership is evaluating the rule and it has not yet determined the effects of this rule on its financial condition or results of operations.

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

In January 2004, the EPA proposed the “utility mercury reductions rule” (renamed the “Clear Air Mercury Rule”) that would regulate mercury emissions from existing and new coal-fired power plants.  The EPA proposed two alternative approaches for reducing mercury emissions based on different authority under the Clean Air Act. The EPA’s preferred approach is to implement a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018. If the EPA selects the alternative command and control approach, compliance could be required by December 2007. Pursuant to a settlement agreement with environmental groups, the EPA was required to finalize the Clear Air Mercury rule by December 15, 2004; however the environmental groups and EPA agreed to extend the deadline to March 15, 2005.

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

Note 4.  Price Risk Management

The Partnership accounts for its derivative instruments in accordance with SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities”.  The Partnership utilizes derivative financial instruments to hedge commodity price risk. The Partnership utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next eighteen months. The majority of the Partnership’s electric derivatives are designated and qualify as cash flow hedges. No significant amounts of hedge ineffectiveness were recognized in earnings during the nine months ended September 30, 2004 and 2003.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the nine months ended September 30, 2004, were as follows (in millions):

Balance as of January 1, 2004	$(27.6)
Reclassified to earnings	(19.5)
Change in fair value	(68.9)
Balance, September 30, 2004	$(116.0)

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

The Partnership has completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143, as it applies to the Partnership, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Partnership recorded a liability of $9.2 million and a net asset of approximately $3.3 million, which are included in the electric generation assets, and reversed a $4.2 million environmental remediation liability it had previously recorded. The difference between the amounts previously recorded and the net SFAS No. 143 liability was a loss recorded as the cumulative effect of a change in accounting principle of $1.7 million. Reconciliation of asset retirement obligation liability for the nine months ending September 30, 2004 was as follows (in millions):

Balance as of January 1, 2004	$9.9

Accretion	$0.6

Balance, September 30, 2004	$10.5

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

The Partnership adopted FIN 46(R) as of January 1, 2004 and has concluded that under FIN 46(R) the Partnership needs to consolidate SRC into its consolidated financial statements. The Partnership’s condensed consolidated balance sheet as of September 30, 2004 reflects additional assets of approximately $26.6 million and liabilities of approximately $18.2 million as a result of this consolidation. Since SRC is owned by another affiliate of AES, the condensed consolidated balance sheets and condensed consolidated statements of income and cash flow included in the Partnership’s financial statements show such ownership as minority interest.

The sales - leaseback transaction under which the Somerset and Cayuga Plants were acquired qualifies as a VIE. The sales - leaseback rules require that the leases be treated as financing leases for purposes of the Partnership’s financial statements, which they have been from the inception of the Partnership.

Note 7. Long-term Incentive Program

Stock Option Plan - Employees of the Partnership participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. Prior to 2003, the Partnership accounted for the SOP under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, the Partnership adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the SOP vest over periods ranging from two to five years.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards from the inception of the Partnership. The expense recognized under the prospective method for the nine months ended September 30, 2004 was approximately $305,000.

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

Effective May 14, 1999, the Partnership adopted The Retirement Plan for Employees of AES NY, L.L.C. (the Plan), a defined benefit pension plan. The Plan covers people employed both under collectively bargained and non-collectively bargained arrangements. Certain people formerly employed by NYSEG (the Transferred Persons) receive credit under the Plan for compensation earned and service while employed by NYSEG. The amount of any benefit payable under the Plan to a Transferred Person will be offset by the amount of any benefit payable to such Transferred Person under the Retirement Plan for Employees of NYSEG. Effective May 29, 1999, the ability to commence participation in the Plan and the accrual of benefits under the Plan ceased with respect to non-collectively bargained people and the accrued benefits of any such participant were fixed as of such date.

Total Pension cost for the nine months ended September 30, 2004 and 2003, respectively, include the following components: (In thousands)

	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003

Service cost	512	274
Interest cost	1,222	1,209
Expected Return on Plan Assets	(795)	(544)
Amortization of net (gain) loss	—	—
Total Pension Cost	939	939

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

Note 10. Subsequent Events

On October 26, 2004, the Partnership entered into an Amended and Restated Credit Agreement with Calyon New York Branch and the Banks and the Issuing Banks named therein (the “Caylon Credit Facility”). Also on October 26, 2004, Calyon New York Branch purchased the outstanding loans made under the Partnership’s existing $35,000,000 Credit Agreement, dated as of April 10, 2001, as amended, and the unreimbursed drawings under letters of credit issued under the existing credit facility.  In addition, Calyon New York Branch assumed all of the rights and obligations of the banks under the existing credit facility including the commitments of such banks to make loans and issue letters of credit.

Under the Caylon Credit Facility, the Banks have agreed, from time to time until January 28, 2008, to make loans to and issue letters of credit on behalf of the Partnership.  The maximum aggregate principal amount of loans, outstanding letters of credit and unreimbursed drawings under letters of credit issued under the Caylon Credit Facility which may be at any one time outstanding is $35 million (subject to increase to $75 million upon approval by the New York State Public Service Commission if such approval is obtained on or before December 31, 2004).  The Partnership may borrow, pay or prepay and reborrow loans.

On November 10, 2004, the New York State Public Service Commission approved the Partnership’s petition for authority to increase the Caylon Credit Facility from $35 million to $75 million.

Loans may, at the option of the Partnership, be made under the Caylon Credit Facility as Base Rate Loans or Eurodollar Rate Loans or any combination thereof. Base Rate Loans bear interest at an interest rate per annum equal to the sum of (1) the higher of (a) the Prime Rate announced by Caylon New York Branch from time to time in effect and (b) the sum of the Federal Funds Rate in effect plus 0.50%, plus (2) an applicable margin of 0.75% until October 26, 2006 and 1% thereafter. Eurodollar Rate Loans bear interest at an interest rate per annum (rounded upwards, if necessary, to the nearest whole multiple of 1/100 of 1%) equal to the sum of (1) the London interbank offered rate for deposits in Dollars two business days prior to the first day of an Interest Period (a period of one, two, three or six months selected by the Partnership) for a term comparable to such Interest Period, plus (2) an applicable margin of 1.75% until October 26, 2006 and 2% thereafter.

The obligations of the Partnership under the Caylon Credit Facility are secured by the Partnership’s pledge of the membership interests in the Partnership’s wholly owned subsidiary, AEE2, L.L.C. (which owns the Westover and Greenidge electric generating plants), as well as AEE2, L.L.C.’s wholly owned subsidiaries, AES Westover, L.L.C. (which operates the Westover electric generating plant) and AES Greenidge, L.L.C. (which operates the Greenidge electric generating plant).

On October 26, 2004, the Partnership and AES agreed to terminate the commitment of AES to provide letters of credit and cash collateral for the benefit of the Partnership under the Amended and Restated Letter of Credit and Reimbursement Agreement, signed February 12, 2004 (the “Letter of Credit Agreement”), between the Partnership and AES.

Pursuant to the Letter of Credit Agreement, AES had agreed to provide, or cause to be provided, to the Partnership letters of credit and cash collateral to counterparties to support the Partnership’s obligations arising in connection with the Partnership’s sale of electricity. AES agreed that the maximum amount of letters of credit and cash collateral that AES would provide, or cause to be provided, pursuant to the Letter of Credit Agreement would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005. On October 14, 2004, The AES Corporation Board of Directors passed a resolution regarding Extension of authorized credit support for the Partnership. The Board of Directors resolved to authorize The AES Corporation to extend the Partnership use of $95 million in Corporate Letter of Credit capacity through December 31, 2006.

The termination of AES’s commitment under the Letter of Credit Agreement does not affect outstanding authorizations of letters of credit or cash collateral. The Partnership remains obligated to perform its responsibilities under the Letter of Credit Agreement with respect to any outstanding letters of credit or cash collateral agreements until the earlier of such time as the Partnership replaces such outstanding letters of credit or cash collateral agreements or the stated expiration date of such letters of credit or cash collateral agreements shall occur.

AES Corporation on April 28, 2004 had agreed to provide, or cause to be provided, letters of credit to counterparties as margin to support the Partnership’s normal, ongoing hedging activities out of the proceeds of AES’s $450 million senior secured revolving credit facility. AES is not obligated to provide any such letters of credit in the future and will review any request for the issuance of an authorization for such letters of credit on a case by case basis and may refuse any request for the issuance of such letters of credit for any reason, or for no reason.

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

AES NY, L.L.C.

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Amounts in Thousands)

	Sept 30, 2004	December 31, 2003

ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$17,110	$2,932
Revenue account	28,078	85,231
Accounts receivable - trade	32,252	34,883
Accounts receivable - affiliates	2,935	2,969
Accounts receivable - other	942	1,280
Derivative valuation asset - current	147	8,153
Inventory	34,767	27,700
Prepaid expenses	7,732	8,117
Total current assets	123,963	171,265

Property, Plant, Equipment and Related Assets
Land	8,748	7,503
Electric generation assets (net of accumulated depreciation of $237,493 and $161,784)	907,145	902,663
Total property, plant, equipment and related assets	915,893	910,166

Other Assets
Deferred financing (net of accumulated amortization of $1,091 and $863)	569	303
Derivative valuation asset	—	7,990
NYISO working capital fund	1,469	—
Rent reserve account	31,346	31,717
Total Assets	$1,073,240	$1,121,441
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$1,490	$833
Lease financing - current	4,411	7,846
Other long-term debt - current	2,349	347
Accrued interest expense	13,890	28,004
Derivative valuation liability - current	14,324	26,043
Transmission congestion contract	802	359
Due to The AES Corporation and affiliates	10,477	9,096
Accrued coal and rail expenses	8,276	6,456
Environmental remediation - current	272	—
Loss Contingency	1,700	—
Other liabilities and expenses	15,148	9,787
Total current liabilities	73,139	88,771

Long-term Liabilities
Lease financing - long-term	625,404	629,815
Other long-term debt - non-current	17,099	744
Environmental remediation	6,528	6,800
Defined benefit plan obligation	14,395	17,238
Derivative valuation liability - non-current	101,738	17,581
Asset retirement obligation	10,821	10,299
Other liabilities	1,992	1,944
Total long-term liabilities	777,977	684,421
Total Liabilities	851,116	773,192

Commitments and Contingencies (Note 4)

Minority Interest	219,903	344,767

Member’s Equity	2,221	3,482
Total Liabilities and Member’s Equity	$1,073,240	$1,121,441

The notes are an integral part of the condensed consolidated financial statements.

Item 1.  Condensed Consolidated Balance Sheets (Unaudited)

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

The consolidated balance sheets include the accounts of AES NY, L.L.C., AEE, ACR (including all subsidiaries) and SRC. The balance sheets are presented on a consolidated basis because the Company, as general partner, controls the operations of AEE, SRC and ACR. The 99% limited partner ownerships of AEE and ACR and the ownership of SRC are presented as minority interest.

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

Loss on asset disposal is the abandonment of Construction In Process for improvements for Section I of the Somerset Plant's Landfill.

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

AEE has coal purchase commitments, composed of short and medium term contracts with various mines, ranging between $103.9 million and $114.3 million for 2004 and $83.9 million and $92.3 million for 2005.

As of September 30, 2004, the remaining coal purchase commitments for the year ending December 31, 2004 are between $28.6 and $39 million.

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

On March 9, 2000, a settlement was reached between AEE and NIMO, which was approved by the Federal Energy Regulatory Commission (FERC) on May 10, 2000. According to the settlement, AEE will continue to pay NIMO a fixed rate of $500,640 per month during the period of November 20, 1999 to October 1, 2004 and, in turn, will receive a form of transmission service commencing on May 1, 2000. AEE has the right under a Remote Load Wheeling Agreement (RLWA) to transmit 298 megawatts (MW) over firm transmission lines from the Somerset Plant. AEE has the right to designate alternate points of delivery on NIMO’s transmission system provided that AEE shall not be entitled to receive any transmission service charge credit on the NIMO system.

The transmission congestion contract was entered into because it provided a reasonable settlement for resolving a FERC issue. The agreement is essentially a swap between the congestion component of the locational prices posted daily by the New York Independent System Operator (NYISO) in western New York and the more heavily populated areas in eastern New York. The agreement is a financially settled contract since there is no requirement to flow power under this agreement. The agreement generates gains or losses from exposure to shifts or changes in market prices. AEE recorded losses of approximately $3.8 million and approximately $5.4 million in the first nine months of 2004 and 2003, respectively, related to this contract. The transmission congestion contract is accounted for as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133.

On June 25, 2003, AES Somerset, L.L.C.(the subsidiary of AEE that operates the Somerset Plant) filed a complaint against NIMO with the FERC. The complaint involves outstanding station service charges for the period April 2000 to May 2003. AES Somerset has calculated that the outstanding charges owed are $290,000, while NIMO has calculated that the outstanding charges are $3.6 million. In December 2003, FERC reiterated its 2001 ruling that independent power plants can net station service power in the AES Somerset and Nine Mile orders. NIMO is appealing the ruling. As of September 30, 2004, AES Somerset has accrued approximately $1.6 million for these charges.

Line of Credit Agreement - On November 20, 2002, AEE signed an agreement with Union Bank of California, N.A. for a one-year extension of its current working capital and letter of credit facility. On April 16, 2003, AEE amended its November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment included another one-year extension of the maturity date of the working capital and letter of credit facility to January 2, 2005. The amendment also increased Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, AEE further amended its November 20, 2002 agreement with Union Bank of California, N.A. The amendment included a commitment from Citibank, N.A. for the remaining $15 million of the facility. There have been four borrowings under this facility. The first borrowing was $9.7 million on January 10, 2003 at an interest rate 5.75%. This borrowing was repaid in full on January 28, 2003. The second borrowing was for $9.7 million on July 9, 2003 at an interest rate of 5.5%. This borrowing was repaid in full on July 25, 2003. The third borrowing was for $12.9 million and an additional $1 million on January 9, 2004 and February 20, 2004, respectively, at an interest rate of 5.5%. This borrowing was repaid in two payments, $6.2 million on January 27, 2004 and the remaining balance of $7.7 million was repaid on February 26, 2004. The fourth borrowing was for $14.3 million on July 9, 2004 at an interest rate of 5.75%. This borrowing was repaid in full on July 26, 2004. As of September 30, 2004, of the $35 million committed, AEE had obtained letters of credit of $14.9 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties. (See Note 9, Subsequent Events, regarding replacement of this facility.)

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

AES on April 28, 2004, authorized AEE to provide letters of credit to counterparties on its $450 million senior secured revolving credit facility to the amount of an additional $35 million as margin to support normal, ongoing hedging activities. AES also agreed that the maximum amount of letters of credit that AEE could provide under this authorization on the AES facility would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005.  As of September 30, 2004, AEE has obtained letters of credit in the amount of $86.3 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counter-parties. (See Note 9, Subsequent Events, regarding modification of this arrangement.)

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply sides based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. AEE’s working capital contribution is estimated to be approximately $1.5 million and was deducted from monies owed AEE in the first nine months of the year. As of September 30, 2004, the entire amount has been deducted.

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

AEE is currently in negotiation with both the EPA and NYSDEC. AEE has split its negotiation in two phases, the first phase includes negotiation on the Plants where NOVs had been issued and the Plants in long-term cold stand-by. This phase includes the Greenidge, Westover, Hickling and Jennison Plants; the second phase includes negotiations on the Plants where the NOVs have not been issued. This phase includes the Somerset and Cayuga Plants. AEE has accrued $1.7 million for the settlement of the first phase. If settlements are not reached, the EPA and NYSDEC could issue AEE a notice or notices of violations or file a complaint in court alleging violations of the Clean Air Act and the New York Environmental Conservation Law. If the Attorney General, NYSDEC or the EPA does file an enforcement action against the Somerset, Cayuga, Westover or Greenidge Plants, then penalties may be imposed and further emissions reductions might be necessary at these Plants which could require AEE to make substantial expenditures. AEE is unable to estimate the effect of such an enforcement action on its financial condition or results of future operations.

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

The AEE and ACR Plants are also subject to SO2 emission allowance requirements imposed by the EPA. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements and are required to hold sufficient allowances to emit SO2.

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the AEE Plants, then AEE may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that AEE may have an allowance shortfall during 2004 of approximately 3,100 to 6,100 SO2 allowances assuming the units are operated at forecasted capacities. The Federal Ozone season ended with AEE short approximately 1,000 NOx allowances. At current market prices, the cost could range from $3.1 million to $5 million to purchase sufficient SO2 and NOx allowances for 2004. As of September 30, 2004, the remaining anticipated SO2 and NOx allowance purchases for the year ending December 31, 2004 are between $180,000 and $2.1 million. In 2002, ACR sold all its SO2 and NOx allocations for 2004.

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

On May 26, 2004, the New York Supreme Court struck down the Acid Deposition Reduction program regulations (6 NYCRR Parts 237 and 238). The Court ruled that the regulations had been adopted improperly after the State missed a deadline for publication of a notice to inform the public of proposed changes in the regulations. On July 1, 2004, NYSDEC appealed the Court’s ruling.

On August 17, 2004, the NYSDEC announced the adoption of emergency regulations to implement the Acid Deposition Reduction Program as originally scheduled. A number of entities challenged the adoption of the emergency regulations. On October 19, 2004, a State Supreme Court Judge dismissed the petition challenging New York State’s adoption of emergency regulations to implement the Acid Deposition Reduction Program as originally scheduled.

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

AEE voluntarily disclosed to the NYSDEC in January 2003 that the Cayuga Plant had inadvertently burned synfuel (coal with a latex binder applied), which it is not permitted to burn. AEE had entered into an agreement with a supplier to purchase coal. It received approximately one 9,000-ton train per month from April 24, 2001 to December 27, 2002. In January 2003, AEE became aware that the product the Cayuga Plant had been receiving was synfuel. AEE suspended all shipments from that supplier until a resolution could be reached. AEE has reviewed the emission and operation data which showed there was no adverse effect to air quality with respect to applicable permit emissions limits attributable to burning the material. AEE is unable to predict any potential actions or fines the NYSDEC may require, if any. In July 2003, AEE reached an agreement with the supplier to resume shipment of coal in order to satisfy contractual obligations. As part of this agreement, the supplier has provided a written guarantee stating that all fuel shipments will be coal.

In July 2004, the EPA final rule for regulating existing power plants under Section 316(b) of the Clean Water Act was published in the Federal Register. This rule became effective on September 7, 2004. This new rule will impose new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. AEE is evaluating the rule and it has not yet determined the effects of this rule on its financial condition or results of operations.

In January 2004, the EPA proposed an “interstate air quality rule” (renamed the “Clean Air Interstate Rule”) that would require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone. The proposed rule directs 29 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2010 and further reductions by 2015. States are encouraged to use a cap and emission trading approach. A final rule is expected to be issued in 2005. At this point, the Company cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements.

In January 2004, the EPA proposed the “utility mercury reductions rule” (renamed the “Clean Air Mercury Rule”) that would regulate mercury emissions from existing and new coal-fired power plants. The EPA proposed two alternative approaches for reducing mercury emissions based on different authority under the Clean Air Act. The EPA’s preferred approach is to implement a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018.  If the EPA selects the alternative command and control approach, compliance could be required by December 2007.  Pursuant to a settlement agreement with environmental groups, the EPA was required to finalize the utility mercury reductions rule by December 15, 2004; however the environmental groups and EPA agreed to extend the deadline to March 15, 2004.

ACR has reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, since the Jennison and Hickling Plants were placed on long-term cold standby. A consultant was retained to help evaluate the source of the chemicals and provide recommendations for remediation. The consultant concluded the cause of the problem was coarse bottom ash with pyrites that had been exposed to the air since sluicing of water to the bottom ash ponds at both plants has been terminated. ACR notified NYSDEC that ACR would perform remediation at Jennison, where the concentrations are the highest. The remediation will consist of removing the suspect material in the anticipation that over time the concentrations will subside. The NYSDEC recently approved ACR’s plan to add additional monitoring wells at Hickling to allow ACR to better assess changes in the ground water that have occurred since use of the pond was terminated. The new wells have been added and monitoring of these wells has been initiated.

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

AEE utilizes derivative financial instruments to hedge commodity price risk. AEE utilizes electric derivative instruments, including swaps and forwards, to hedge the risk related to forecasted electricity sales over the next eighteen months. The majority of AEE’s electric derivatives are designated and qualify as cash flow hedges. No significant amounts of hedge ineffectiveness were recognized in earnings during the nine months ended September 30, 2004 and 2003.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the nine months ended September 30, 2004 were as follows (in millions):

Balance, January 1, 2004	$(27.6)
Reclassified to earnings	(19.5)
Change in fair value	(68.9)
Balance, September 30, 2004	$(116.0)

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

The Company has completed a detailed assessment of the specific applicability and implications of SFAS No. 143.  The scope of SFAS No. 143, as it applies to the Company, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, the Company recorded a liability of approximately $9.6 million and a net asset of approximately $3.3 million, which are included in electrical generation assets, and reversed a $4.2 million environmental remediation liability previously recorded. The difference of the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $2.2 million. Reconciliation of asset retirement obligation liability for the nine months ending September 30, 2004 was as follows (in millions):

Balance, January 1, 2004	$10.3

Accretion	0.6

Balance, September 30, 2004	$10.9

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

AEE adopted FIN 46(R) as of January 1, 2004 and has concluded that under FIN 46(R) AEE needs to consolidate SRC into its consolidated financial statements. The Company’s condensed consolidated Balance Sheet as of September 30, 2004 reflects additional assets of approximately $26.6 million and liabilities of approximately $18.2 million as a result of this consolidation. Since SRC is owned by another affiliate of AES, the condensed consolidated balance sheets included in the Company’s financial statements show such ownership as minority interest.

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

Note 9. Subsequent Events

On October 26, 2004, AEE entered into an Amended and Restated Credit Agreement with Calyon New York Branch and the Banks and the Issuing Banks named therein (the “Caylon Credit Facility”). Also on October 26, 2004, Calyon New York Branch purchased the outstanding loans made under AEE’s existing $35,000,000 Credit Agreement, dated as of April 10, 2001, as amended, and the unreimbursed drawings under letters of credit issued under the existing credit facility. In addition, Calyon New York Branch assumed all of the rights and obligations of the banks under the existing credit facility including the commitments of such banks to make loans and issue letters of credit.

Under the Caylon Credit Facility, the Banks have agreed, from time to time until January 28, 2008, to make loans to and issue letters of credit on behalf of AEE. The maximum aggregate principal amount of loans, outstanding letters of credit and unreimbursed drawings under letters of credit issued under the Caylon Credit Facility which may be at any one time outstanding is $35 million (subject to increase to $75 million upon approval by the New York State Public Service Commission if such approval is obtained on or before December 31, 2004).  AEE may borrow, pay or prepay and reborrow loans.

On November 10, 2004, the New York State Public Service Commission approved the Partnership’s petition for authority to increase the working capital facility from $35 million to $75 million.

Loans may, at the option of AEE, be made under the Caylon Credit Facility as Base Rate Loans or Eurodollar Rate Loans or any combination thereof. Base Rate Loans bear interest at an interest rate per annum equal to the sum of (1) the higher of (a) the Prime Rate announced by Caylon New York Branch from time to time in effect and (b) the sum of the Federal Funds Rate in effect plus 0.50%, plus (2) an applicable margin of 0.75% until October 26, 2006 and 1% thereafter.  Eurodollar Rate Loans bear interest at an interest rate per annum (rounded upwards, if necessary, to the nearest whole multiple of 1/100 of 1%) equal to the sum of (1) the London interbank offered rate for deposits in Dollars two business days prior to the first day of an Interest Period (a period of one, two, three or six months selected by AEE) for a term comparable to such Interest Period, plus (2) an applicable margin of 1.75% until October 26, 2006 and 2% thereafter.

The obligations of AEE under the Caylon Credit Facility are secured by AEE’s pledge of the membership interests in AEE’s wholly owned subsidiary, AEE2, L.L.C. (which owns the Westover and Greenidge electric generating plants), as well as AEE2, L.L.C.’s wholly owned subsidiaries, AES Westover, L.L.C. (which operates the Westover electric generating plant) and AES Greenidge, L.L.C. (which operates the Greenidge electric generating plant).

On October 26, 2004, AEE and AES agreed to terminate the commitment of AES to provide letters of credit and cash collateral for the benefit of AEE under the Amended and Restated Letter of Credit and Reimbursement Agreement, signed February 12, 2004 (the “Letter of Credit Agreement”), between AEE and AES.

Pursuant to the Letter of Credit Agreement, AES had agreed to provide, or cause to be provided, to AEE letters of credit and cash collateral to counterparties to support AEE’s obligations arising in connection with AEE’s sale of electricity. AES agreed that the maximum amount of letters of credit and cash collateral that AES would provide, or cause to be provided, pursuant to the Letter of Credit Agreement would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005. On October 14, 2004, The AES Corporation Board of Directors passed a resolutions regarding extension of authorized credit support for AEE. The Board of Directors resolved to authorize AES Corporation to extend the AEE use of $95 million in Corporate Letter of Credit capacity through December 31, 2006.

The termination of AES’s commitment under the Letter of Credit Agreement does not affect outstanding authorizations of letters of credit or cash collateral.  AEE remains obligated to perform its responsibilities under the Letter of Credit Agreement with respect to any outstanding letters of credit or cash collateral agreements until the earlier of such time as AEE replaces such outstanding letters of credit or cash collateral agreements or the stated expiration date of such letters of credit or cash collateral agreements shall occur.

AES on April 28, 2004 had agreed to provide, or cause to be provided, letters of credit to counterparties as margin to support AEE’s normal, ongoing hedging activities out of the proceeds of AES’s $450 million senior secured revolving credit facility. AES is not obligated to provide any such letters of credit in the future and will review any request for the issuance of an authorization for such letters of credit on a case by case basis and may refuse any request for the issuance of such letters of credit for any reason, or for no reason.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $64.5 million for the nine months ended September 30, 2004, compared to $104.6 million for the comparable period of the prior calendar year, a decrease of 38.4%. This decrease reflects the decrease in net income due to Cayuga 2 being off-line for a scheduled maintenance turbine outage and by lower market prices and by flat demand and an increase in working capital.

Investing Activities

Net cash provided by investing activities of $34.2 million for the nine months ended September 30, 2004 reflects a decrease in our restricted cash accounts of $43.1 million offset by approximately $1.5 million in NYISO credit reserve and by approximately $7.8 million in capital expenditures.  In addition to capital requirements associated with the ownership and operation of our Plants, we will have significant fixed charge obligations in the future, principally with respect to the leases relating to the Somerset and Cayuga Plants.

In December 2003, the NYISO adopted changes to its credit policy. Previously, the working capital fund was collected from the load side of the marketplace. The recent change now collects the fund from both the load and supply side based on a 50/50% ratio. Actual working capital obligation is based on a participant’s net market activity per the total activity of the market. This obligation is eligible to receive interest and is adjusted each year based on a participant’s net activity from the previous year. Further, if a participant leaves the marketplace, it is reimbursed its working capital contribution. Our working capital contribution is estimated to be approximately $1.5 million and was deducted from monies owed us in the first nine months of the year. As of September 30, 2004, the entire amount has been deducted.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2004 of $98.7 million reflects principal payments on our leases of $9.6 million, payment of a distribution to our partners of $89.9 million and payments for deferred financing offset by a Partner’s contribution of $305,000 and proceeds from other debt of $599,000. Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of distribution payments to our partners.

On August 14, 2000, SRC entered into a $26 million credit facility with Fortis Capital Corp. which replaced in its entirety a credit facility for the same amount previously provided to SRC by an affiliate of CIBC World Markets. The new credit facility provided by Fortis Capital Corp.

consists of a 14-year term note (maturing on May 6, 2014), with principal and interest payments due quarterly. The current interest rate on the loans under this credit facility is equal to a Base Rate plus 0.750% for the Base Rate loans and LIBOR plus 1.500% for LIBOR loans. The Base Rate was 1.50% on September 30, 2004 and LIBOR was 1.59% on that date. The principal amount of SRC’s outstanding indebtedness under this credit facility was approximately $18.1 million as of September 30, 2004.

On November 20, 2002, we signed an agreement with Union Bank of California, N.A. for a one-year extension of our working capital and letter of credit facility dated as of April 10, 2001. On April 16, 2003, we amended our November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes another one-year extension of our current facility; the maturity date of our working capital and letter of credit facility is January 2, 2005. The amendment also increases Union Bank of California’s commitment from $15 million to $20 million. On April 25, 2003, we further amended our November 20, 2002 credit agreement with Union Bank of California, N.A. The amendment includes a commitment from Citibank, N.A. for the remaining $15 million of our facility. As of November 10, 2004, of the $35 million committed, we had obtained letters of credit of $31.2 million, which have been provided as additional margin to support normal ongoing hedging activities with a number of counterparties.

The AES Corporation on January 6, 2003 and February 25, 2003 authorized us to provide letters of credit to counterparties on its $350 million senior secured revolving credit facility to the amount of $25 million and $35 million for the years of 2003 and 2004, respectively.

On February 12, 2004, we signed a two-year agreement, effective January 1, 2004, with The AES Corporation to obtain up to $35 million and $25 million dollars of letters of credit or cash collateral for 2004 and 2005, respectively. This agreement supercedes the authorization of AES on February 25, 2003 only. The agreement limits the letters of credit amounts and cash collateral to the stated amounts and sets into place a fee structure and repayment terms.

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

The AES Corporation Board of Directors passed a resolutions regarding extension of authorized credit support. The Board of Directors resolved to authorize AES Corporation to extend to us use of $95 million in Corporate Letter of Credit capacity through December 31, 2006. As of November 10, 2004, we have obtained letters of credit in the amount of $86.4 million, which have been provided as additional margin to support normal ongoing hedging activities with a number of counterparties.

On October 26, 2004, we entered into an Amended and Restated Credit Agreement with Calyon New York Branch and the Banks and the Issuing Banks named therein (the “Caylon Credit Facility”). Also on October 26, 2004, Calyon New York Branch purchased the outstanding loans made under the $35,000,000 Credit Agreement, dated as of April 10, 2001, as amended, and the unreimbursed drawings under letters of credit issued under the existing credit facility.  In addition, Calyon New York Branch assumed all of the rights and obligations of the banks under the existing credit facility including the commitments of such banks to make loans and issue letters of credit.

Under the Caylon Credit Facility, the Banks have agreed, from time to time until January 28, 2008, to make loans to and issue letters of credit on our behalf. The maximum aggregate principal amount of loans, outstanding letters of credit and unreimbursed drawings under letters of credit issued under the Caylon Credit Facility which may be at any one time outstanding is $35 million (subject to increase to $75 million upon approval by the New York State Public Service Commission if such approval is obtained on or before December 31, 2004).  We may borrow, pay or prepay and reborrow loans.

On November 10, 2004, the New York State Public Service Commission approved our petition for authority to increase the Caylon credit facility from $35 million to $75 million.

Loans may, at our option, be made under the Caylon Credit Facility as Base Rate Loans or Eurodollar Rate Loans or any combination thereof.  Base Rate Loans bear interest at an interest rate per annum equal to the sum of (1) the higher of (a) the Prime Rate announced by Caylon New York Branch from time to time in effect and (b) the sum of the Federal Funds Rate in effect plus 0.50%, plus (2) an applicable margin of 0.75% until October 26, 2006 and 1% thereafter.  Eurodollar Rate Loans bear interest at an interest rate per annum (rounded upwards, if necessary, to the nearest whole multiple of 1/100 of 1%) equal to the sum of (1) the London interbank offered rate for deposits in Dollars at approximately 11:00 A.M. (London, England time) two business days prior to the first day of an Interest Period (a period of one, two, three or six months selected by the Partnership) for a term comparable to such Interest Period, plus (2) an applicable margin of 1.75% until October 26, 2006 and 2% thereafter.

Our obligations under the Caylon Credit Facility are secured by our pledge of the membership interests in our wholly owned subsidiary, AEE2, L.L.C. (which owns the Westover and Greenidge electric generating plants), as well as AEE2, L.L.C.’s wholly owned subsidiaries, AES Westover, L.L.C. (which operates the Westover electric generating plant) and AES Greenidge, L.L.C. (which operates the Greenidge electric generating plant).

On October 26, 2004, we and The AES Corporation agreed to terminate the commitment of The AES Corporation to provide letters of credit and cash collateral for our benefit under the Amended and Restated Letter of Credit and Reimbursement Agreement, signed February 12, 2004 (the “Letter of Credit Agreement”), between us and The AES Corporation.

Pursuant to the Letter of Credit Agreement, The AES Corporation had agreed to provide, or cause to be provided, to us letters of credit and cash collateral to counterparties to support our obligations arising in connection with our sale of electricity.  The AES Corporation agreed that the maximum amount of letters of credit and cash collateral that The AES Corporation would provide, or cause to be provided, pursuant to the Letter of Credit Agreement would be $95 million from April 28, 2004 until December 31, 2004 and $60 million from January 1, 2005 until December 30, 2005. On October 14, 2004, The AES Corporation Board of Directors passed a resolutions regarding extension of authorized credit support. The Board of Directors resolved to authorize AES Corporation to extend to us use of $95 million in Corporate Letter of Credit capacity through December 31, 2006.

The termination of The AES Corporation’s commitment under the Letter of Credit Agreement does not affect outstanding authorizations of the letters of credit or cash collateral. We remain obligated to perform our responsibilities under the Letter of Credit Agreement with respect to any outstanding letters of credit or cash collateral agreements until the earlier of such time as we replace such outstanding letters of credit or cash collateral agreements or the stated expiration date of such letters of credit or cash collateral agreements shall occur.

The AES Corporation on April 28, 2004 had agreed to provide, or cause to be provided, letters of credit to counterparties as margin to support our normal, ongoing hedging activities out of the proceeds of The AES Corporation’s $450 million senior secured revolving credit facility. The AES Corporation is not obligated to provide any such letters of credit in the future and will review any request for the issuance of an authorization for such letters of credit on a case by case basis and may refuse any request for the issuance of such letters of credit for any reason, or for no reason.

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

Future Cash Payments for Contractual Obligations

As of September 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, except for an increase in the 2-3 year category of the Purchase “Take or Pay” Obligations. These increases in the 2-3 years category reflect the increase in coal purchase agreements for the 2005-2006 periods. This increase was from approximately $53 million for 2005 at December 31, 2003 to approximately $83.9 million and $11 million for 2005 and 2006, respectively.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in our Annual Report on Form 10-K for the year ended December 31, 2003. Because of a convergence of a colder than normal summer sparking lower than normal peak and off-peak pricing, higher spot coal and SO2 allowance prices, the older non-reheat units of Greenidge and Westover Plants’ total production cost are at or higher than the current New York Independent System Operator’s dispatch prices as of November 8, 2004. This will limit the dispatch of these units until either energy pricing recovers or there is a reduction in prices for coal and SO2 allowances. We are working to minimize the effects, with the possible sale of excess coal and the reduction of environmental credits purchased, therefore we do not think that the reduced capacity factors will have a material impact on our financial position or results of operations. On August 25, 2004, we sold 1,500 SO2 allowances for approximately $705,000 as a result of the lower dispatch by the NYISO of the non-reheat units of the Greenidge and Westover Plants.

We are exposed to market risks associated with commodity prices. We often utilize financial instruments to hedge against such fluctuations. We utilize financial and commodity derivatives for the purpose of hedging exposures to market risk. We do not enter into derivative instruments for trading or speculative purposes.

We are exposed to the impact of market fluctuations in the prices of electricity and coal. Our current and expected future revenues are derived from wholesale energy sales without significant long-term revenue or supply contracts. Our results of operations are subject to the volatility of electricity and coal prices in competitive markets. We hedge certain aspects of our “net open” positions. We have used a hedging strategy, where appropriate, to hedge our financial performance against the effects of fluctuations in energy commodity prices. The implementation of this strategy involves the use of commodity forward contracts, swaps and options. Under current contractual margining rights our counterparties or we have the right to ask the other party for additional collateral if the exposed party’s mark-to-market exposure increases. As of November 12, 2004, we have obtained letters of credit in the amount of $117.6 million through the Caylon Credit Facility and from The AES Corporation. We have $52.4 million remaining which is less than our 95% Confidence Interval Cash Value at Risk (CVaR). If the market were to move 1.65 standard deviations from its current position we would have a credit surplus of $29 million.

We are actively managing our credit requirements through the negotiation of unsecured credit, negotiation of credit limits that restrict a counterparty’s ability request additional margin and guidelines regarding the tenor, type and volume of transactions.

Critical Accounting Policies

As of September 30, 2004, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: Revenue Recognition, Property, Plant and Equipment, Contingencies and Derivative Contracts.

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

We have completed a detailed assessment of the specific applicability and implications of SFAS No. 143. The scope of SFAS No. 143, as it applies to us, includes primarily active ash landfills and water treatment basins. Upon adoption of SFAS No. 143, we recorded a liability of approximately $9.2 million and a net asset of approximately $3.4 million, which are included in electric generation assets, and reversed a $4.2 million environmental remediation liability we had previously recorded. The difference of the amounts previously recorded and the net SFAS No. 143 liability is a loss recorded as the cumulative effect of a change in accounting principle of $1.7 million. Reconciliation of our asset retirement obligation liability for the nine months ended September 30, 2004 was as follows (in millions):

Balance, January 1, 2004	$9.9

Accretion	0.6

Balance, September 30, 2004	$10.5

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

We adopted FIN 46(R) as of January 1, 2004 and have concluded that under FIN 46(R) we need to consolidate the Somerset Railroad Corporation (SRC) into our consolidated financial statements. Our condensed consolidated Balance Sheet as of September 30, 2004 reflects additional assets of approximately $26.6 million and liabilities of approximately $18.2 million as a result of this consolidation. Since SRC is owned by another affiliate of The AES Corporation, the condensed consolidated balance sheets and condensed consolidated statements of income and cash flows included in our financial statements show such ownership as minority interest.

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

Results of Operations for the Three Months ended September 30, 2004 and 2003

Results of Operations

(Amounts in Millions)

For the Three Months Ended September 30,	2004	2003	% Change
Energy revenue	$94.0	$109.3	(14.0)

Capacity revenue	7.1	7.4	(4.1)

Transmission congestion contract	(1.4)	1.1	—

Other	1.6	0.3	—

Energy revenues for the three months ended September 30, 2004 were $94.0 million, compared to $109.3 million for the comparable period of the prior calendar year, a decrease of 14.0%. Market prices for peak and off-peak electricity were approximately 4% and 6.6% lower than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was 1.4% and 1.9% higher than the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO.

Capacity revenues for the three months ended September 30, 2004 were $7.1 million, compared to $7.4 million for the comparable period of the prior calendar year, a decrease of 4.1%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open market for the summer capacity period (May - October) versus the comparable period of the prior calendar year.

Transmission congestion contract loss for the three months ended September 30, 2004 was $1.4 million, compared to income of $1.1 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the NYISO in western New York and the more populated areas in eastern New York.  The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation.

Operating Expenses

For the Three Months Ended September 30,	2004	2003	% Change
Fuel expense	$39.9	$41.6	(4.1)

Operations and maintenance	4.5	4.9	(8.2)

General and administrative	18.1	14.7	23.1

Depreciation and amortization	10.0	9.0	11.1

Loss on disposal of asset	0.3	—	—

Fuel expense for the three months ended September 30, 2004 was $39.9 million, compared to $41.6 million for the comparable period of the prior calendar year, a decrease of 4.1%. The decrease in Fuel expense is primarily due to the lower dispatch by the NYISO for the non-reheat units of the Greenidge and Westover Plants offset by higher coal, SO2 allowance, ammonia and limestone pricing.

Operations and maintenance expense for the three months ended September 30, 2004 was $4.5 million, compared to $4.9 million for the comparable period of the prior calendar year, a decrease of 8.2%. This decrease is primarily due to lower scheduled maintenance in the third quarter due to earlier turbine and boiler outage at Cayuga and scheduled maintenance boiler outages at the Westover Plant which do not occur yearly.

General and administrative expense for the three months ended September 30, 2004 was $18.1 million, compared to $14.7 million for the comparable period of the prior calendar year, an increase of 23.1%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation and amortization expense for the three months ended September 30, 2004 was $9.9 million, compared to $9 million for the comparable period of the prior calendar year, an increase of 11.1%. This increase is primarily due to the consolidation of Somerset Railroad’s depreciation of $587,000.

Loss on asset disposal is the abandonment of Construction In Process for improvements for Section I of the Somerset Plant’s Landfill.

Other Expenses

For the Three Months Ended September 30,	2004	2003	% Change
Interest expense	$15.1	$14.9	1.3

Interest income	0.5	0.5	—

Other Income/Expenses for the three months ended September 30, 2004 were net expenses of $14.6 million, compared to net expenses of $14.4 million for the comparable period of the prior calendar year, a decrease of 1.4%.

Results of Operations for the Nine Months ended September 30, 2004 and 2003

Results of Operations

(Amounts in Millions)

For the Nine Months Ended September 30,	2004	2003	% Change
Energy revenue	$284.3	$303.7	(6.4)

Capacity revenue	18.3	23.8	(23.1)

Transmission congestion contract	(3.8)	(5.4)	(29.6)

Other	3.1	1.7	82.4

Energy revenues for the nine months ended September 30, 2004 were $284.3 million, compared to $303.7 million for the comparable period of the prior calendar year, a decrease of 6.4%. The decrease in energy revenues is primarily due to Cayuga 2 being off-line for a scheduled maintenance turbine outage and by lower market prices and by flat demand. Market prices for peak and off-peak electricity were approximately 3.8% and 3.4% lower than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was flat relative to the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO.

Capacity revenues for the nine months ended September 30, 2004 were $18.3 million, compared to $23.8 million for the comparable period of the prior calendar year, a decrease of 23.1%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open28 market for the winter capacity period (November - April) and the summer capacity period (May - October) versus the comparable period of the prior calendar year.

Transmission congestion contract loss for the nine months ended September 30, 2004 was $3.8 million, compared to a loss of $5.4 million for the comparable period of the prior calendar year. This agreement is essentially a swap between the congestion component of the locational prices posted by the NYISO in western New York and the more populated areas in eastern New York.  The transmission contract was entered into because it provided a reasonable settlement for resolving a FERC dispute between us and Niagara Mohawk Power Corporation.

Operating Expenses

For the Nine Months Ended September 30,	2004	2003	% Change
Fuel expense	$119.9	$112.5	6.6

Operations and maintenance	16.9	14.6	15.8

General and administrative	48.6	42.6	14.1

Depreciation and amortization	29.4	27.0	8.9

Loss on asset disposition	0.3	—	—

Fuel expense for the nine months ended September 30, 2004 was $119.9 million, compared to $112.5 million for the comparable period of the prior calendar year, an increase of 6.6%. The increase in Fuel expense is primarily due to higher coal, SO2 allowance, ammonia and limestone pricing offset by lower dispatch by the NYISO for the non-reheat units of the Greenidge and Westover Plants.

Operations and maintenance expense for the nine months ended September 30, 2004 was $16.9 million, compared to $14.6 million for the comparable period of the prior calendar year, an increase of 15.8%. This increase is primarily due to the scheduled turbine and boiler outage at Cayuga and scheduled maintenance boiler outages at the Somerset, Westover and Greenidge Plants which do not occur yearly.

General and administrative expense for the nine months ended September 30, 2004 was $48.6 million, compared to $42.6 million for the comparable period of the prior calendar year, an increase of 14.1%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation and amortization expense for the nine months ended September 30, 2004 was $29.4 million, compared to $27 million for the comparable period of the prior calendar year, an increase of 8.9%. This increase is primarily due to the consolidation of Somerset Railroad’s depreciation of $1.8 million.

Loss on asset disposal is the abandonment of Construction In Process for improvements for Section I of the Somerset Plant’s Landfill.

Other Expenses

For the Nine Months Ended September 30,	2004	2003	% Change
Interest expense	$45.0	$44.4	1.4

Interest income	1.4	1.5	(6.7)

Other Income/Expenses for the nine months ended September 30, 2004 were net expenses of $43.6 million, compared to net expenses of $42.9 million for the comparable period of the prior calendar year, an increase of 1.6%.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our General Partner, of the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2004.  Our management, including the principal executive officer and principal financial officer of our General Partner, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer of our General Partner have concluded that as of September 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the principal executive officer and principal financial officer of our General Partner concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002.  Beginning with the year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

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

          See Note 3 to our Condensed Consolidated Financial Statements in Part I.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

31.1                           Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2                           Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d- 14(c) of the Securities Exchange Act of 1934

32                                    Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934

    (b) Reports on Form 8-K

November 1, 2004, Item 1.01, Entry into a material definitive agreement and Item 1.02, Termination of a material definitive agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES EASTERN ENERGY, L.P.
By: AES NY, L.L.C., as General Partner

	By:	/s/ Daniel J. Rothaupt
Daniel J. Rothaupt
President
Date: November 15, 2004	(principal executive officer)

	By:	/s/ Amy Conley
Amy Conley
Vice President
Date: November 15, 2004	(principal financial officer)