Form 10-K/A
period 2004-12-31
AES EASTERN ENERGY LP
filed 2005-04-12
CIK 1093799

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

The sole purpose of this Amendment No. 1 is to supply Exhibit 10.25, which was inadvertently omitted when the Annual Report on 10-K was filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AES Eastern Energy, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2005

AES EASTERN ENERGY, L.P.
By:	AES NY, L.L.C., as General Partner

By:	/s/ Dan Rothaupt
Dan Rothaupt
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Rothaupt	President (chief executive officer)	April 12, 2005
Dan Rothaupt	and Class A Director of AES NY, L.L.C.

/s/ Kevin Pierce	Class A Director of AES NY, L.L.C.	April 12, 2005
Kevin Pierce

/s/ Edward Convery	Class A Director of AES NY, L.L.C.	April 12, 2005
Edward Convery

/s/ Amy Conley	Vice President and Treasurer	April 12, 2005
Amy Conley	(principal financial officer)
of AES NY, L.L.C.