Form 10-Q
period 2005-03-31
AES EASTERN ENERGY LP
filed 2005-05-16
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-89725

AES Eastern Energy, L.P.

(Exact name of registrant as specified in its charter)

Delaware	54-1920088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4003 Wilson Boulevard, Arlington, Va.	22203
(Address of principal executive offices)	(Zip Code)

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

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Income

For the three months ended March 31, 2005 and March 31, 2004

(Amounts in Thousands)

Three months ended March 31,	2005	2004

Operating Revenues
Energy	$96,464	$101,762
Capacity	3,997	4,945
Transmission congestion contract	—	(2,354)
Other	1,623	634
Total operating revenues	102,084	104,987

Operating Expenses
Fuel	41,328	41,836
Operations and maintenance	5,769	5,263
General and administrative	15,983	15,173
Depreciation	9,684	9,624
Gain on asset disposal	(7)	—
Gain on derivative ineffectiveness	(2)	(29)
Accretion expense	241	195
Total operating expenses	72,996	72,062

Operating Income	29,088	32,925

Other Income/(Expense)
Interest expense	(14,561)	(14,949)
Interest income	551	439
Net Income from continuing operations before minority interest	15,078	18,415

Minority interest	91	69

Net Income	$15,169	$18,484

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Amounts in Thousands)

	March 31,	Dec. 31,
	2005	2004

ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$25,303	$2,364
Revenue account	18,762	59,218
Accounts receivable - trade	47,063	42,112
Accounts receivable - affiliates	590	394
Accounts receivable - other	717	836
Derivative valuation asset - current	21	1,240
Inventory	35,759	38,317
Prepaid expenses	10,950	8,306
Total Current Assets	139,165	152,787

Property, Plant, Equipment and Related Assets
Land	8,318	8,298
Electric generation assets (net of accumulated depreciation of $251,752 and $242,094)	895,589	904,136
Total property, plant, equipment and related assets	903,907	912,434

Other Assets
Deferred financing - net of accumulated amortization of $1,047 and $892	1,935	2,089
Derivative valuation asset - non-current	166	2,774
Credit reserves and other long-term assets	1,548	1,494
Rent reserve account	31,346	31,717
Total Assets	$1,078,067	$1,103,295

LIABILITIES
Current Liabilities
Accounts payable	$817	$1,649
Long-term debt lease - current	4,649	4,411
Other long-term debt - current	2,413	2,459
Accrued interest expense	13,865	27,663
Derivative valuation liability - current	121,593	82,125
Due to The AES Corporation and affiliates	12,998	12,864
Accrued coal and rail expenses	9,520	7,431
Environmental remediation - current	332	332
Loss contingency	1,200	1,200
Other liabilities and accrued expenses	19,430	16,697
Total Current Liabilities	186,817	156,831

Long-term liabilities
Long-term debt lease - non- current	623,936	625,404
Other long-term debt - non- current	15,874	16,411
Environmental remediation	4,778	4,778
Defined benefit plan obligation	12,884	13,304
Derivative valuation liability - non-current	58,758	38,151
Asset retirement obligation	11,766	11,525
Other liabilities	1,948	1,907
Total Long-term Liabilities	729,944	711,480
Total Liabilities	916,761	868,311
Commitments and Contingencies (Note 3)

Minority interest	8,138	8,229
Partners’ capital	153,168	226,755
Total Liabilities and Partners’ Capital	$1,078,067	$1,103,295

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2005 and March 31, 2004

(Amounts in Thousands)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,169	$18,484
Adjustments to reconcile net income to
Net cash provided by operating activities:
Minority Interest	(91)	(69)
Depreciation	9,684	9,624
Amortization of deferred financing	155	85
Gain on sale of asset	7	—
Asset retirement obligation accretion	241	195
Gain/loss on derivative valuation	(3)	888
Net defined benefit plan cost	(419)	(358)
Changes in current assets and liabilities:
Accounts receivable	(5,028)	(1,309)
Inventory	2,558	(813)
Prepaid expenses	(2,644)	(2,967)
Accounts payable	(832)	(356)
Accrued interest expense	(13,799)	(14,028)
Due to The AES Corporation and affiliates	134	(316)
Accrued expenses and other liabilities	4,808	2,398

Net cash provided by operating activities	9,940	11,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital additions	(1,164)	(1,282)
Decrease in restricted cash	17,517	42,881
NYISO working capital fund	—	(487)
Decrease in rent reserve	371	341

Net cash provided by investing activities	16,724	41,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners distribution paid	(25,000)	(48,700)
Principal payments on lease obligations	(1,694)	(4,303)
Principal payment on other long-term debt	(119)	—
Partner’s contribution	149	92

Net cash (used in) financing activities	(26,664)	(52,911)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

Supplemental Disclosure of Cash Flow Information:

Interest paid	$27,546	$27,887

Supplemental Disclosure of Non-cash Flow Information:

Assets of the Somerset Railroad Corporation Consolidated at January 1, 2004	$—	$28,432

Liabilities of the Somerset Railroad Corporation Consolidated at January 1, 2004	$—	$19,586

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Consolidated Statement of Changes in Partners’ Capital

For the three months ended March 31, 2005

(Amounts in Thousands)

				Accumulated
				Other
	General	Limited		Comprehensive	Comprehensive
	Partner	Partner	Total	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$2,269	$224,486	$226,755	$(116,365)

Net income	152	15,017	15,169		15,169

Distributions paid	(250)	(24,750)	(25,000)

Partners’ contribution (See Note 7)	1	147	148

Other comprehensive (loss) (See Note 4)	(639)	(63,265)	(63,904)	(63,904)	(63,904)
Comprehensive (loss)					$(48,735)
Balance, March 31, 2005	$1,533	$151,635	$153,168	(180,269)

The notes are an integral part of the condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

AES Eastern Energy, L.P. (the Partnership), a Delaware limited partnership, was formed on December 2, 1998. The Partnership’s wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). The Partnership is an indirect wholly owned subsidiary of The AES Corporation (AES). The AES Corporation owns indirectly all of the member interests in both AES NY, L.L.C.and AES NY2, L.L.C.

AES NY3, L.L.C., an indirect wholly owned subsidiary of AES, acquired the stock of the Somerset Railroad Corporation (SRC), which owns short line railroad assets used to transport coal and limestone. The Partnership has entered into a contract with SRC pursuant to which SRC will haul coal and limestone to the Partnership’s Somerset coal-fired electric generating stations (Plant) and make its rail cars available to transport coal to the Partnership’s Cayuga Plant. The Partnership will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC’s outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. Beginning January 1, 2004, the Partnership consolidated SRC in accordance with the requirements under Financial Accounting Standards Board (FASB) interpretation No. 46(R)”Consolidation of Variable Interest Entities”.

Note 2. Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Partnership and SRC reflect all adjustments, which are necessary, in the opinion of management, for a fair presentation of the Partnership’s consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and notes contained therein, as of December 31, 2004 and the year then ended, which are set forth in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3.  Commitments and Contingencies

Coal Purchases – The Partnership has coal purchase commitments, composed of short and medium term contracts with various mines, ranging between $86.3 and $105.5 million for 2005, and $65 and $79.6 million for 2006. As of March 31, 2005, the remaining anticipated coal purchase commitments for the year ending December 31, 2005 are between $65.1 and $79.6 million.

AES Odyssey, LLC (Odyssey), a wholly owned subsidiary of AES, in concert with the Partnership, is using a strategy of varying-term contracts with multiple coal suppliers to develop the flexibility in the supply chain to best meet the demands of a fleet of merchant plants.

Line of Credit Agreement – As of March 31, 2005, of the $75 million committed under the Calyon Credit Facility, the Partnership had obtained letters of credit of $74.6 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

As of March 31, 2005, the Partnership had obtained letters of credit of $49.5 million under AES’s Revolving Bank Loan, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

By letter dated May 25, 2000, the NYSDEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the New York Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG’s alleged failure to obtain an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to the acquisition of the Plants. Pursuant to the purchase agreement relating to the acquisition of the Plants from

NYSEG, the Partnership agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants subject to certain exceptions.

On January 11, 2005, three subsidiaries which the Partnership controls and two subsidiaries controlled by AES Creative Resources, L.P., another wholly owned subsidiary of AES (collectively, the “AES Entities”), entered into a consent agreement to settle all outstanding NOVs and civil claims that could have been brought by the State of New York against the AES Entities and NYSEG for the alleged violations of the new source review and new source performance standard provisions of the Clean Air Act and its applicable regulations, similar provisions under the New York Environmental Conservation Law and its applicable regulations, common law, and State Executive Law (Consent Decree). The Consent Decree became effective on March 29, 2005, when it was signed and entered by the United States District Court for the Western District of New York. Under the terms and conditions of the Consent Decree, the State of New York covenants not to sue and releases the participating subsidiaries and NYSEG from alleged violations under the above-mentioned air emission laws and regulations and also covenants not to sue or bring any administrative enforcement actions against the AES Entities for claims under the above-mentioned air emission laws and regulations associated with work required pursuant to the Consent Decree or other changes at the Plants commenced after entry of the Consent Decree, but prior to December 31, 2009 and completed by December 31, 2010.  Under the Consent Decree, the AES Entities have agreed to pay a $700,000 civil penalty for the violations assessed to NYSEG and will deposit $1,000,000 in an AES Environmental Mitigation Project Account that will be used to carry out one or more projects pertaining to energy efficiency, renewable energy and/or clean air projects that are approved by the NYSDEC and the Office of the Attorney General. The Consent Decree does not address the Somerset and Cayuga Plants, and it is possible that these two Plants may be subject to a separate enforcement action filed either by the EPA, NYSDEC, or the New York State Attorney General.

The Consent Decree sets forth mandated emission reductions and requires the installation of new emission control technologies on certain units or the repowering of or the ceasing of operations of such units. On Greenidge Unit 4, the AES Entities are obligated to control sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions through a multi-pollutant control clean coal project (MCP Project). This obligation is subject to the partial funding of the MCP Project by the U.S. Department of Energy and the absence of any force majeure event or material adverse change in circumstances that affects the economic viability of the MCP Project. The AES Entities are required to commence initial operation of the MCP Project by September 1, 2006 or a date eighteen months after entry of the Consent Decree, whichever is later.  The AES Entities are also obligated to use good faith efforts to meet certain NOx emission rates and achieve a certain SO2 removal efficiency during normal operations on Greenidge Unit 4. If the MCP Project on Greenidge Unit 4 is discontinued, the AES Entities are required by December 31, 2009 either to (i) install control technology that will meet the Consent Decree emission limits, (ii) repower with a non-coal fuel source or (iii) cease operations.

On Westover Unit 8, the AES Entities are obligated under the Consent Decree to take one of the following three actions by December 31, 2009 and to notify the NYSDEC of which action they elect to take by June 1, 2007:  (i) control NOx and SO2 using technology similar to the MCP Project on Greenidge Unit 4, (ii) repower with a non-coal fuel source or (iii) cease operations.  Beginning in 2005 and lasting through 2009, Westover Unit 8 is subject to a declining SO2 emissions cap that starts with a cap in 2005 and declines each year until 2009.  Should the AES Entities elect to install emission control technology on Westover Unit 8 by December 31, 2009, then they are obligated under the Consent Decree to use good faith efforts to meet a certain NOx emissions rate and a certain SO2 removal efficiency.

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

The Consent Decree also requires the surrender of federal Acid Rain Program SO2 allowances for Greenidge Units 3 and 4 and Westover Units 7 and 8 starting in the year 2012. The amount of allowances that will be surrendered depends on which compliance option the AES Entities ultimately select for these units.

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

The Plants have been allocated allowances by the NYSDEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. New York State and the 20 other states in the Mid-Atlantic and Northeast region and the District of Columbia are subject to the federal NOx SIP Call rule, which imposes NOx ozone season emission reduction requirements through an allowance system.  Under the NOx SIP Call rule, electric generating facilities are required to hold allowances sufficient to cover the ozone season NOx emissions emitted by such facilities.  Each of the Partnership’s Plants is subject to the NOx SIP Call rule, and the Partnership has been allocated 2,492 NOx allowances for the 2005 ozone season.  The NOx SIP Call program commenced on May 31, 2004.

The Plants are also subject to SO2 emission allowance requirements imposed by the EPA’s Title IV Acid Rain Program. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2.

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the Partnership Plants, then the Partnership may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that if the units are operated at forecasted capacities, that the cost of NOx and SO2 allowances will not be materially different than the preceding year.

The State of New York’s Acid Deposition Reduction Program’s NOx regulations became effective October 1, 2004, and the SO2 regulations were phased in January 1, 2005, with full implementation to be completed by January 1, 2008. The Partnership’s compliance strategy involves reduced operations from the Plants’ non-reheat units, reducing emission rates and/or the selling/buying or trading of New York State SO2 and NOx allowances.

In July 2004, the EPA final rule for regulating existing power plants under Section 316(b) of the Clean Water Act was published in the Federal Register. This rule became effective on September 7, 2004. This rule imposes new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. The Partnership has not yet determined the effects of this rule on its financial condition or results of operations.

On March 10, 2005, the EPA Acting Administrator signed the final Clear Air Interstate Rule that will require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone. The final rule directs 28 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2015. States must achieve the required NOx and SO2 reductions by meeting a state-specific emissions budget through one of two compliance methods: (i) requiring electric generating facilities in the state to participate in an EPA-administered cap and trade regime that caps emissions in two phases starting with a first phase starting in 2009 and 2010 for NOx and SO2, respectively and a second phase commencing in 2015, or (ii) meeting the budget levels through measures selected by a particular state that are approved by EPA. States are encouraged to use a cap and emission trading approach.  At this point, the Partnership cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements.

On March 15, 2005, the EPA Acting Administrator signed the final Clear Air Mercury Rule that regulates mercury emissions from existing and new coal-fired power plants. The final rule requires the reduction of mercury emissions to be achieved through a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018. Instead of participating in the national trading program, states can alternatively establish their own rules as long as the state does not exceed its mercury emissions budget. The Clean Air Mercury Rule is expected to be legally challenged by a coalition of states that includes the State of New York after the final rule is published in the Federal Register. At this point, the Partnership cannot determine what the costs would be to comply with the new federal mercury emission reductions requirements.

Future initiatives regarding the impacts of greenhouse gases (e.g., carbon dioxide, “CO2”) emissions and global warming continue to be the subject of intense debate.  In response to this issue, Northeastern U.S. states (including New York) have agreed to work to develop a regional market-based emissions trading system to reduce power plants’ CO2 emissions. The goal is to reach an agreement in 2005 on a cap and emission-trading program. Until such time as the rules are developed to implement such a program, the Partnership cannot determine what its impact would be on the Partnership’s financial position or results of operations.

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

The Partnership voluntarily disclosed to the NYSDEC and EPA on November 27, 2002 that NOx exceedances appear to have occurred on October 30 and 31 and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plant’s NOx RACT tracking system.  The Partnership believes that it has taken all reasonable, good faith efforts to assess and correct the exceedances.  Immediately upon the discovery of the exceedances, the selective catalytic reduction (SCR) system at the Somerset Plant was activated to reduce NOx emissions.  Recently, the Partnership learned of a NOV issued by the NYSDEC for the NOx RACT exceedances through a review of the November 2004 release of the EPA’s Enforcement and Compliance History (ECHO) database.  The Partnership has not yet seen the NOV from the NYSDEC. The Partnership is unable to predict any potential actions or fines the NYSDEC may require, if any.

On September 30, 2004, the Partnership filed a request with the New York State Board on Electric Generation Siting and the Environment seeking clarification and/or an amendment to its Certificate of Environmental Compatibility and Public Need in order to permit it to dispose of coal combustion by-products with trace or non-detectable residual ammonia of 2 parts per million or less in the Area 2 portion of the Somerset Plant’s coal ash landfill.  The Partnership expects the New York State Board on Electric Generation Siting and the Environment to issue an order addressing this request in 2005.

Note 4.  Derivative Instruments and Hedging Activities

As of March 31, 2005, the Partnership has recorded $180.3 million in accumulated other comprehensive loss due to hedging activities. No hedges were derecognized or discontinued during the three months ended March 31, 2005. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2005.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the three months ended March 31, 2005, were as follows (in millions):

Balance as of January 1, 2005	$(116.4)
Reclassified to earnings	19.9
Change in fair value	(83.8)
Balance, March 31, 2005	$(180.3)

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

Note 5.  Asset Retirement Obligations

A reconciliation of the asset retirement obligation liability for the three months ended March 31, 2005 was as follows (in millions):

Balance as of January 1, 2005	$11.5
Accretion	$0.2
Balance, March 31, 2005	$11.7

Note 6. Long-term Incentive Program

Stock Option Plan – Employees of the Partnership participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. On January 1, 2003, the Partnership adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the SOP vest over periods ranging from two to five years. The expense recognized under the prospective method for the three months ended March 31, 2005 and 2004 was approximately and $149,000 and $92,000, respectively.

Note 7. Benefit Plan

Total Pension cost for the three months ended March 31, 2005 and 2004, respectively, includes the following components: (In thousands)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004

Service cost	171	87
Interest cost	385	361
Expected Return on Plan Assets	(227)	(159)
Amortization of net (gain) loss	—	—
Total Pension Cost	329	289

Note 8. New Accounting Pronouncements

Share-Based Payment - In December 2004, the FASB issued a revised SFAS No.123 (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25 as an alternative method of accounting for stock-based awards by requiring that all share-based payments to employees, including grants of stock options for all outstanding years be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods.  In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

The Partnership is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application. The Partnership may apply a modified retrospective application to periods before the required effective date.  The Partnership plans to adopt SFAS No. 123R no later than July 1, 2005, but has not determined what method it will use.  The Partnership is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect the adoption to have a material effect on the Partnership’s financial condition, results of operations or cash flows, as the Partnership had previously adopted income statement treatment for compensation related to share-based payments under SFAS No. 123.

On April 14, 2005, the SEC deferred the effective date of SFAS No. 123R until the beginning of 2006 for calendar year companies.

Asset Retirement Obligations - In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Partnership is currently evaluating the effect that adoption of FIN 47 will have on its financial position and results of operations.

Implicit Variable Interest Entities - In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. Since the Partnership already has adopted FIN 46(R), the FSP will be effective in the first reporting period beginning after March 3, 2005. The Partnership is currently evaluating the effect of adoption of FSP FIN 46(R)-5, but does not expect the adoption to have a material effect on the Partnership’s financial condition or results of operations.

Note 9. Reclassifications

Certain 2004 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2005 presentation.

Note 10. Subsequent Events

On April 29, 2005, as agreed to under the Consent Decree, the AES Entities have paid a $700,000 civil penalty for the violations assessed to NYSEG and deposited $1,000,000 in an AES Environmental Mitigation Project Account.

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

AES NY, L.L.C.

Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Amounts in Thousands)

	March 31,	December 31,
	2005	2004

ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$25,994	$2,431
Revenue account	18,762	59,218
Accounts receivable - trade	47,063	42,112
Accounts receivable - affiliates	3,752	3,717
Accounts receivable - other	737	872
Derivative valuation asset - current	21	1,239
Inventory	35,759	38,317
Prepaid expenses	11,032	8,360
Total current assets	143,120	156,266

Property, Plant, Equipment and Related Assets
Land	8,768	8,748
Electric generation assets (net of accumulated depreciation of $256,927 and $247,632)	895,669	904,218
Total property, plant, equipment and related assets	904,437	912,966

Other Assets
Deferred financing (net of accumulated amortization of $1,047 and $892)	1,935	2,090
Derivative valuation asset	166	2,773
NYISO working capital fund	1,548	1,494
Rent reserve account	31,346	31,717
Total Assets	$1,082,552	$1,107,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$823	$1,653
Lease financing - current	4,649	4,411
Other long-term debt - current	2,413	2,459
Accrued interest expense	13,865	27,663
Derivative valuation liability - current	121,593	82,125
Due to The AES Corporation and affiliates	13,157	13,092
Accrued coal and rail expenses	9,520	7,431
Environmental remediation - current	332	332
Loss Contingency	1,700	1,700
Other liabilities and expenses	19,738	16,900
Total current liabilities	187,790	157,766

Long-term Liabilities
Long-term debt Lease - non-current	623,936	625,404
Other long-term debt - non-current	15,874	16,411
Environmental remediation	6,528	6,528
Defined benefit plan obligation	13,501	13,920
Derivative valuation liability - non-current	58,758	38,151
Asset retirement obligation	12,073	11,845
Other liabilities	1,948	1,907
Total long-term liabilities	732,618	714,166
Total Liabilities	920,408	871,932
Commitments and Contingencies (Note 4)

Minority Interest	160,523	233,020
Member’s Equity	1,621	2,354
Total Liabilities and Member’s Equity	$1,082,552	$1,107,306

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

AES NY3, L.L.C., an indirect wholly owned subsidiary of AES, acquired the stock of the Somerset Railroad Corporation (SRC), which owns short line railroad assets used to transport coal and limestone. AEE has entered into a contract with SRC pursuant to which it will haul coal and limestone to AEE’s Somerset coal-fired electric generating station(Plant) and make its rail cars available to transport coal to AEE’s Cayuga Plant. AEE will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC’s outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. AEE has concluded that under the revised Financial Accounting Standards Board (FASB) interpretation No. 46(R), “Consolidation of Variable Interest Entities”, that AEE needs to consolidate SRC into its consolidated financial statements as of January 1, 2004. (See Note 7)

Note 2.   Unaudited Condensed Consolidated Balance Sheets

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

The accompanying unaudited condensed consolidated balance sheets of the Company reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Company’s consolidated financial position for the interim periods. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated balance sheets should be read in conjunction with the Company’s consolidated balance sheet and notes contained therein, as of December 31, 2004, which are set forth in the Annual Report on Form 10-K of AEE for the year ended December 31, 2004.

Note 3.   Plants Placed on Long-Term Cold Standby

During the fourth quarter of 2000, ACR placed its AES Hickling and AES Jennison plants (ACR Plants) on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company continues to evaluate the future of these plants.

Note 4.   Commitments and Contingencies

Coal Purchases – AEE has coal purchase commitments, composed of short and medium term contracts with various mines, ranging between $86.3 million and $105.5 million for 2005 and $65 million and $79.6 million for 2006. As of March 31, 2005, the remaining anticipated coal purchase commitments for the year ending December 31, 2005 are between $65.1 and $79.6 million.

AES Odyssey, LLC (Odyssey), a wholly owned subsidiary of AES, in concert with AEE, is using a strategy of varying-term contracts with multiple suppliers to develop the flexibility in the supply chain to best meet the demands of a fleet of merchant plants.

Line of Credit Agreement – As of March 31, 2005, of the $75 million committed under the Calyon Credit Facility, AEE had obtained letters of credit of $74.6 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

As of March 31, 2005, of the $95 million credit support authorized by the AES Board of Directors, AEE had obtained letters of credit of $49.5 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

By letter dated May 25, 2000, the NYSDEC issued a Notice of Violation (NOV) to NYSEG for violations of the Clean Air Act and the New York Environmental Conservation Law at the Greenidge and Westover Plants related to NYSEG’s alleged failure to undergo an air permitting review for repairs and improvements made during the 1980s and 1990s, which was prior to AEE’s acquisition of the AEE Plants. Pursuant to the purchase agreement relating to the acquisition of the Plants from NYSEG, AEE agreed to assume responsibility for environmental liabilities that arose while NYSEG owned the Plants subject to certain exceptions.

On January 11, 2005, three subsidiaries which AEE controls and two subsidiaries controlled by ACR (collectively, the “AES Entities”) entered into a consent agreement to settle all outstanding NOVs and civil claims that could have been brought by the State of New York against the AES Entities and NYSEG for the alleged violations of the new source review and new source performance standard provisions of the Clean Air Act and its applicable regulations, similar provisions under the New York Environmental Conservation Law and its applicable regulations, common law, and State Executive Law (Consent Decree). The Consent Decree became effective on March 29, 2005, when it was signed and entered by the United States District Court for the Western District of New York. Under the terms and conditions of the Consent Decree, upon entering into effect, the State of New York covenants not to sue and releases the AES Entities and NYSEG from alleged violations under the above-mentioned air emission laws and regulations and also covenants not to sue or bring any administrative enforcement actions against the participating subsidiaries for claims under the above-mentioned air emission laws and regulations associated with work required pursuant to the Consent Decree or other changes at the Plants commenced after entry of the Consent Decree, but prior to December 31, 2009 and completed by December 31, 2010.  Under the Consent Decree, the AES Entities have agreed to pay a $700,000 civil penalty for the violations assessed to NYSEG and will deposit $1,000,000 in an AES Environmental Mitigation Project Account that will be used to carry out one or more projects pertaining to energy efficiency, renewable energy and/or clean air projects that are approved by the NYSDEC and the Office of the Attorney General. The Consent Decree does not address the Somerset and Cayuga Plants, and it is possible that these two Plants may be subject to a separate enforcement action filed either by the EPA, NYSDEC, or the New York State Attorney General.

The Consent Decree sets forth mandated emission reductions and requires the installation of new emission control technologies on certain units or the repowering of or the ceasing of operations of such units. On Greenidge Unit 4, the AES Entities are obligated to control sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions through a multi-pollutant control clean coal project (MCP Project). This obligation is subject to the partial funding of the MCP Project by the U.S. Department of Energy and the absence of any force majeure event or material adverse change in circumstances that affects the economic viability of the MCP Project. The AES Entities are required to commence initial operation of the MCP Project by September 1, 2006 or a date eighteen months after entry of the Consent Decree, whichever is later.  The AES Entities are also obligated to use good faith efforts to meet certain NOx emission rates and achieve a certain SO2 removal efficiency during normal operations on Greenidge Unit 4. If the MCP Project on Greenidge Unit 4 is discontinued, the AES Entities are required by December 31, 2009 either to (i) install control technology that will meet the Consent Decree emission limits, (ii) repower with a non-coal fuel source or (iii) cease operations.

On Westover Unit 8, the AES Entities are obligated under the Consent Decree to take one of the following three actions by December 31, 2009 and to notify the NYSDEC of which action they elect to take by June 1, 2007:  (i) control NOx and SO2 using technology similar to the MCP Project on Greenidge Unit 4, (ii) repower with a non-coal fuel source or (iii) cease operations.  Beginning in 2005 and lasting through 2009, Westover Unit 8 is subject to a declining SO2 emissions cap that starts with a cap in 2005 and declines each year until 2009.  Should they elect to install emission control technology on Westover Unit 8 by December 31, 2009, then they are obligated under the Consent Decree to use good faith efforts to meet a certain NOx emissions rate and a certain SO2 removal efficiency.

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

The Consent Decree also requires the surrender of federal Acid Rain Program SO2 allowances for Greenidge Units 3 and 4 and Westover Units 7 and 8 starting in the year 2012.  The amount of allowances that will be surrendered depends on which compliance option the AES Entities ultimately select for these units.

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

The EPA is not a signatory to the Consent Decree, and it is possible that EPA could separately issue the Company a NOV for alleged violations of the federal Clean Air Act and federally enforceable New York air regulations associated with suspected past modifications of plant equipment without undergoing an air permitting review. If EPA does file an enforcement action against Greenidge, Westover, Hickling or Jennison, then penalties may be asserted and further emission reductions might be necessary which could require the Company to make substantial expenditures. The Company is unable to estimate the effect of any EPA-issued NOV on its financial condition or results of future operations.

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity.

The AEE and ACR Plants have been allocated allowances by the NYSDEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. New York State and 20 other states in the Mid-Atlantic and Northeast region and District of Columbia are subject to the federal NOx SIP Call rule, which imposes NOx ozone season emission reduction requirements through an allowance system.  Under the NOx SIP Call rule, electric generating facilities are required to hold allowances sufficient to cover the ozone season NOx emissions emitted by such facilities.  Each of the Company’s Plants is subject to the NOx SIP Call rule, and the Company has been allocated 2,492 NOx allowances for the 2005 ozone season.  The NOx SIP Call program commenced on May 31, 2004.

The AEE and ACR Plants are also subject to SO2 emission allowance requirements imposed by the EPA’s Title IV Acid Rain Program. Each SO2 allowance authorizes the emission of one ton of SO2 during the calendar year. All of the Plants are currently subject to SO2 allowance requirements, and are required to hold sufficient allowances to emit SO2.

Both NOx and SO2 allowances may be bought, sold or traded. If NOx and/or SO2 emissions exceed the allowance amounts allocated to the AEE Plants, then AEE may need to purchase additional allowances on the open market or otherwise reduce its production of electricity to stay within the allocated amounts. It is expected that if the units are operated at forecasted capacities, that the cost of NOx and SO2 allowances will not be materially different than the preceding year.  In 2002, ACR sold all its SO2 and NOx allocations for 2005.

The State of New York’s Acid Deposition Reduction Program’s NOx regulations became effective October 1, 2004, and the SO2 regulations were phased in January 1, 2005, with full implementation to be completed by January 1, 2008. AEE’s compliance strategy involves reduced operations from the Plants’ non-reheat units, reducing emission rates and/or the selling/buying or trading of New York State SO2 and NOx allowances.

On March 10, 2005, the EPA Acting Administrator signed the final Clear Air Interstate Rule that will require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone.  The final rule directs 28 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2015. States must achieve the required NOx and SO2 reductions by meeting a state-specific emissions budget through one of two compliance methods: (i) requiring electric generating facilities in the state to participate in an EPA-administered cap and trade regime that caps emissions in two phases starting with a first phase starting in 2009 and 2010 for NOx and SO2, respectively and a second phase commencing in 2015, or (ii) meeting the budget levels through measures selected by a particular state that are approved by EPA. States are encouraged to use a cap and emission trading approach.  At this point, the Company cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements.

On March 15, 2005, the EPA Acting Administrator signed the final Clear Air Mercury Rule that  regulates mercury emissions from existing and new coal-fired power plants. The final rule requires the reduction of mercury emissions to be achieved through a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018. Instead of participating in the national trading program, states can alternatively establish their own rules as the state does not exceed its mercury emissions budget. The Clean Air Mercury Rule is expected to be legally challenged by a coalition of states that includes the State of New York after the final rule is published in the Federal Register. The Clean Air Mercury Rule is expected to be legally challenged by a coalition of states that includes the State of New York after the final rule is published in the Federal Register. At this point, the Company cannot determine what the costs would be to comply with the new federal mercury emission reductions requirements.

In July 2004, the EPA final rule for regulating existing power plants under Section 316(b) of the Clean Water Act was published in the Federal Register. This rule became effective on September 7, 2004. This  rule imposes new compliance requirements, with potentially significant costs, on operating plants across the nation with cooling water intake structures. Cost items include various environmental and engineering studies and potential capital and maintenance costs. The Company has not yet determined the effects of this rule on its financial condition or results of operations.

ACR has reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, which was the year after the Jennison and Hickling Plants were placed on long-term cold standby. A consultant was retained to help evaluate the source of the chemicals and provide recommendations for remediation. The consultant concluded the cause of the problem was coarse bottom ash with pyrites that had been exposed to the air since sluicing of water to the bottom ash ponds at both plants has been terminated. ACR notified NYSDEC that ACR would perform remediation at Jennison, where the concentrations are the highest. The remediation will consist of removing the suspect material in the anticipation that over time the concentrations will subside. The NYSDEC recently approved ACR’s plan to add additional monitoring wells at Hickling to allow ACR to better assess changes in the ground water that have occurred since use of the pond was terminated. The new wells have been added and monitoring of these wells has been initiated

Future initiatives regarding the impacts of greenhouse gases (e.g., CO2) emissions and global warming continue to be the subject of intense debate. In response to this issue, Northeastern U.S. states (including New York) have agreed to work to develop a regional market-based emissions trading system to reduce power plants’ CO2 emissions. The goal is to reach an agreement in 2005 on a cap and emission-trading program. Until such time as the rules are developed to implement such a program, the Company cannot determine what its impact would be on the Company’s financial position or results of operations.

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

AEE voluntarily disclosed to the NYSDEC and EPA on November 27, 2002 that NOx exceedances appear to have occurred on October 30 and 31 and November 1-8 and 10 of 2002. The exceedances were discovered through an audit by plant personnel of the Plant’s NOx RACT tracking system.  AEE believes that it has taken all reasonable, good faith efforts to assess and correct the exceedances. Immediately upon the discovery of the exceedances, the SCR at the Somerset Plant was activated to reduce NOx emissions.  Recently, the Company learned of a NOV issued by the NYSDEC for the NOx RACT exceedances through a review of the November 2004 release of the EPA’s Enforcement and Compliance History (ECHO) database.  The Company has not yet seen the NOV from the NYSDEC. The Company is unable to predict any potential actions or fines the NYSDEC may require, if any.

On September 30, 2004, AEE filed a request with the New York State Board on Electric Generation Siting and the Environment seeking clarification and/or an amendment to its Certificate of Environmental Compatibility and Public Need in order to permit it to dispose of coal combustion by-products with trace or non-detectable residual ammonia of 2 parts per million or less in the Area 2 portion of the Somerset Plant’s coal ash landfill.  The Company expects the New York State Board on Electric Generation Siting and the Environment to issue an order addressing this request in 2005.

Note 5.  Derivative Instruments and Hedging Activities

As of March 31, 2005, AEE has recorded $180.3 million in accumulated other comprehensive loss due to hedging activities. No hedges were derecognized or discontinued during the three months ended March 31, 2005. No significant amounts of hedge ineffectiveness were recognized in earnings during the three months ended March 31, 2005.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the three months ended March 31, 2005, were as follows (in millions):

Balance, January 1, 2005	$(116.4)
Reclassified to earnings	19.9
Change in fair value	(83.8)
Balance, March 31, 2005	$(180.3)

In addition to the electric derivatives classified as cash flow hedge contracts, AEE had a Transmission Congestion Contract that was a derivative under the definition of SFAS No.133, but does not qualify for hedge accounting. This contract, which expired in October 2004 and was not renewed, was recorded at fair value on the balance sheet with changes in the fair value recognized through earnings.

Note 6. Asset Retirement Obligations

A reconciliation of asset retirement obligation liability for the three months ending March 31, 2005 was as follows (in millions):

Balance, January 1, 2005	$11.9
Accretion	0.2
Balance, March 31, 2005	$12.1

Note 7. Long-term Incentive Program

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

Note 8. New Accounting Pronouncements

Share-Based Payment - In December 2004, the FASB issued a revised SFAS No.123 (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion 25 as an alternative method of accounting for stock-based awards by requiring that all share-based payments to employees, including grants of stock options for all outstanding years be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods.  In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application. The Company may apply a modified retrospective application to periods before the required effective date.  The Company plans to adopt SFAS No. 123R no later than July 1, 2005, but has not determined what method it will use.  Management is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect the adoption to have a material effect on the Company’s financial condition, results of operations or cash flows, as the Company had previously adopted income statement treatment for compensation related to share-based payments under SFAS No. 123.

On April 14, 2005, the SEC deferred the effective date of SFAS No. 123R until the beginning of 2006 for calendar year companies.

Asset Retirement Obligations - In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of FIN 47 will have on the Company’s financial position and results of operations.

Implicit Variable Interest Entities - In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. Since AEE already has adopted FIN 46(R), the FSP became effective in the first reporting period beginning after March 3, 2005. AEE is currently evaluating the effect of adoption of FSP FIN 46(R)-5, but does not expect the adoption to have a material effect on AEE’s financial condition or results of operations.

Note 9. Reclassifications

Certain 2004 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2005 presentation.

Note 10. Subsequent Events

On April 29, 2005, as agreed to under the Consent Decree, the AES Entities have paid a $700,000 civil penalty for the violations assessed to NYSEG and deposited $1,000,000 in an AES Environmental Mitigation Project Account.

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

Critical Accounting Policies

As of March 31, 2005, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in AES Eastern Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: Revenue Recognition, Property, Plant and Equipment, Contingencies and Derivative Contracts.

Results of Operations for the Three Months ended March 31, 2005 and 2004

Results of Operations

(Amounts in Millions)

			%
For the Three Months Ended March 31,	2005	2004	Change

Energy revenue	$96.5	$101.8	(5.2)

Capacity revenue	4.0	4.9	(18.4)

Transmission congestion contract	—	(2.4)	—

Other	1.6	0.6	—

Energy revenues for the three months ended March 31, 2005 were $96.5 million, compared to $101.8 million for the comparable period of the prior calendar year, a decrease of 5.2%. Market prices for peak and off-peak electricity were approximately 5.7% and 8.2% higher than the comparable period of the prior calendar year. Demand for peak and off-peak electricity was 1.1% and 2.4% higher than the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO. The higher electricity prices were offset by a higher forced outage rate at AES Somerset and lower capacity factors due to higher total production costs at AES Greenidge and AES Westover. Because of the reasons stated, the capacity factor for the three months ended March 31, 2005 were 83.2% compared to 91.2% for the comparable period of the prior calendar year, a decrease of 8%.

Capacity revenues for the three months ended March 31, 2005 were $4.0 million, compared to $4.9 million for the comparable period of the prior calendar year, a decrease of 18.4%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open market for the winter capacity period (November - April) versus the comparable period of the prior calendar year.

Other revenues for the three months ended March 31, 2005 were $1.6 million, compared to $600,000 for the comparable period of the prior calendar year. The lower capacity factors and continued forecasted lower capacity factors at AES Greenidge and AES Westover allowed us to sell excess allowances to help offset the electricity revenue loss from the lower capacity factors of those Plants.

Operating Expenses

			%
For the Three Months Ended March 31,	2005	2004	Change

Fuel expense	$41.3	$41.8	(1.2)

Operations and maintenance	5.8	5.3	9.4

General and administrative	16.0	15.2	5.3

Depreciation	9.7	9.7	—

Fuel expense for the three months ended March 31, 2005 was $41.3 million, compared to $41.8 million for the comparable period of the prior calendar year, a decrease of 1.2%. Lower year-over-year capacity factors at AES Somerset, AES Greenidge and AES Westover were offset by higher coal prices.

Operations and maintenance expense for the three months ended March 31, 2005 was $5.8 million, compared to $5.3 million for the comparable period of the prior calendar year, an increase of 9.4%. The increase was due to greater year-over-year repairs of non-production equipment at AES Cayuga.

General and administrative expense for the three months ended March 31, 2005 was $16.0 million, compared to $15.2 million for the comparable period of the prior calendar year, an increase of 9.2%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation expense for the three months ended March 31, 2005 was $9.7 million, compared to $9.7 million for the comparable period of the prior calendar year.

Other Expenses

			%
For the Three Months Ended March 31,	2005	2004	Change

Interest expense	$14.6	$14.9	(2.0)

Interest income	0.5	0.4	25.0

Other Income/Expenses for the three months ended March 31, 2005 were net expenses of $14.1 million, compared to net expenses of $14.5 million for the comparable period of the prior calendar year, a decrease of 2.7%. The decrease is due to lower interest expenses resulting from the cancellation of the AES Letter of Credit Agreement.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $9.9 million for the three months ended March 31, 2005, compared to $11.5 million for the comparable period of the prior calendar year, a decrease of 13.9%. The decrease was due to lower net income (net of non-cash items) of $4.1 million which was offset by a decrease in the change in current assets and liabilities of $2.5 million. The change in current assets and liabilities was due to an increase in accounts receivables offset by a decrease in inventory and an increase in accrued expenses.

Investing Activities

Net cash provided by investing activities of $16.8 million for the three months ended March 31, 2005 reflects a decrease in our restricted cash accounts of $17.5 million was offset by approximately $1.1 million in capital expenditures.  In addition to capital requirements associated with the ownership and operation of our Plants, we will have significant fixed charge obligations in the future, principally with respect to the leases relating to the Somerset and Cayuga Plants.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2005 of $26.7 million reflects payment of a distribution to our partners of $25 million and principal payments on lease obligation and other long-term debt of $1.7 million and $119,000, respectively, offset by a Partner’s contribution of $149,000. Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of distribution payments to our partners.

The principal amount of SRC’s outstanding indebtedness on the $26 million Fortis Capital Corp credit facility was approximately $17.2 million as of March 31, 2005.

As of March 31, 2005, of the $75 million committed under the Calyon Credit Facility, we have obtained letters of credit of $74.6 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

As of March 31, 2005, of the $95 million credit support authorized by the AES Board of Directors, we have obtained letters of credit of $49.5 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

Cash flow from our operations was sufficient to cover aggregate rental payments under the leases for Somerset and Cayuga on each of the rent payment dates from the first payment on January 2, 2000 through January 2, 2005. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter. We also believe that our cash flow from operations, together with amounts we can borrow under our $75 million Calyon Credit Facility, will be sufficient to cover expected capital requirements over the terms of the leases. If we are required to make unanticipated capital expenditures, our cash flow from operations and operating income in the period incurred would be reduced.

Future Cash Payments for Contractual Obligations

As of March 31, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in our Annual Report on Form 10-K for the year ended December 31, 2004.

Because of higher coal and SO2 allowance prices, the older non-reheat units of Greenidge and Westover Plants’ total dispatch costs are at or higher than the current New York Independent System Operator’s average dispatch prices as of March 31, 2005. Until either energy pricing increases or there is a reduction in coal and SO2 allowance prices these units will have a lower capacity factor versus prior years. We are working to minimize the effects of the reduced capacity factors with the possible sale of excess coal and the sale of or reduction of allowances purchases, therefore we do not think that the reduced capacity factors will have a material impact on our financial position or results of operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our General Partner, of the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2005.  Our management, including the principal executive officer and principal financial officer of our General Partner, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer of our General Partner have concluded that as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls - In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the principal executive officer and principal financial officer of our General Partner concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 3 to our Condensed Consolidated Financial Statements in Part I.

Item 6.  Exhibits

10.26

Consent Decree dated January 11, 2005 among the State of New York, Erin M. Crotty, Commissioner of the Department of Environmental Conservation of the State of New York, New York State Electric and Gas Corporation, AEE2, L.L.C., et al.

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

AES EASTERN ENERGY, L.P.
By: AES NY, L.L.C., as General Partner

	By:	/s/ Daniel J. Rothaupt
Daniel J. Rothaupt
President
Date: May 13, 2005		(principal executive officer)

	By:	/s/ Amy Conley
Amy Conley
Vice President
Date: May 13, 2005		(principal financial officer)