Form 10-Q/A
period 2005-03-31
AES EASTERN ENERGY LP
filed 2005-05-18
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10 Q)

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  333 89725

AES Eastern Energy, L.P.

(Exact name of registrant as specified in its charter)

Delaware	54-1920088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4003 Wilson Boulevard, Arlington, Va.	22203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (703) 522 1315

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q of AES Eastern Energy, L.P. for the quarter ended March 31, 2005 is filed to correct typographical errors in Item 1. “Condensed Consolidated Financial Statements (Unaudited) of AES NY, L.L.C.  - Note 4” and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Financing Activities,” included in the Quarterly Report on Form 10-Q.

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

As of March 31, 2005, AEE had obtained letters of credit of $49.5 million under AES’s Revolving Bank Loan, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

On March 10, 2005, the EPA Acting Administrator signed the final Clear Air Interstate Rule that will require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone.  The final rule directs 28 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2015. States must achieve the required NOx and SO2 reductions by meeting a state-specific emissions budget through one of two compliance methods: (i) requiring electric generating facilities in the state to participate in an EPA-administered cap and trade regime that caps emissions in two phases starting with a first phase starting in 2009 and 2010 for NOx and SO2, respectively, and a second phase commencing in 2015, or (ii) meeting the budget levels through measures selected by a particular state that are approved by EPA. States are encouraged to use a cap and emission trading approach.  At this point, the Company cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements.

On March 15, 2005, the EPA Acting Administrator signed the final Clear Air Mercury Rule that regulates mercury emissions from existing and new coal-fired power plants. The final rule requires the reduction of mercury emissions to be achieved through a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018. Instead of participating in the national mercury trading program, states can alternatively establish their own rule as long as it assures that the state does not exceed its mercury emissions budget. The Clean Air Mercury Rule is expected to be legally challenged by a coalition of states that includes the State of New York after the final rule is published in the Federal Register. At this point, the Company cannot determine what the costs would be to comply with the new federal mercury emission reductions requirements.

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

Note 8.   New Accounting Pronouncements

Share-Based Payment - In December 2004, the FASB issued a revised SFAS No.123 (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R eliminates the intrinsic value method under Accounting Prinicples Board Opinion 25 as an alternative method of accounting for stock-based awards by requiring that all share-based payments to employees, including grants of stock options for all outstanding years be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods.  In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

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

Other revenues for the three months ended March 31, 2005 were $1.6 million, compared to $600,000 for the comparable period of the prior calendar year. The lower capacity factors and continued forecasted lower capacity factors at AES Greenidge and AES Westover allowed us to sell excess allowances to help offset the lower capacity factors of those Plants.

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

As of March 31, 2005, we have obtained letters of credit of $49.5 million of AES’s Revolving Bank Loan, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

AES EASTERN ENERGY, L.P.
By: AES NY, L.L.C., as General Partner

	By:	/s/ Daniel J. Rothaupt
Daniel J. Rothaupt
President
Date: May 17, 2005		(principal executive officer)

	By:	/s/ Amy Conley
Amy Conley
Vice President
Date: May 17, 2005		(principal financial officer)