Form 10-Q
period 2005-06-30
AES EASTERN ENERGY LP
filed 2005-08-15
CIK 1093799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Income

For the three months ended June 30, 2005 and June 30, 2004

(Amounts in Thousands)

Three months ended June 30,	2005	2004
Operating Revenues
Energy	$81,549	$91,652
Capacity	3,873	6,310
Transmission congestion contract	—	(53)
Sale of environmental allowances	28,694	—
Other	1,203	874
Total operating revenues	115,319	98,783

Operating Expenses
Fuel	39,453	38,176
Operations and maintenance	14,415	10,198
General and administrative	17,723	15,374
Depreciation and amortization	10,556	9,664
Loss on derivative ineffectiveness	—	22
Accretion expense	241	194
Total operating expenses	82,388	73,628

Operating Income	32,931	25,155

Other Income/(Expense)
Interest expense	(14,592)	(14,801)
Interest income	720	509
Loss on asset disposal	(47)	—
Net Income from continuing operations before minority interest	19,012	10,863

Minority interest	23	47

Net Income	$19,035	$10,910

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Income

For the six months ended June 30, 2005 and June 30, 2004

(Amounts in Thousands)

Six months ended June 30,	2005	2004
Operating Revenues
Energy	$178,013	$193,414
Capacity	7,870	11,255
Transmission congestion contract	—	(2,407)
Sale of environmental allowances	29,600	—
Other	1,920	1,508
Total operating revenues	217,403	203,770

Operating Expenses
Fuel	80,781	80,012
Operations and maintenance	20,184	15,461
General and administrative	33,706	30,547
Depreciation and amortization	20,240	19,288
Gain on derivative ineffectiveness	(2)	(7)
Accretion expense	482	389
Total operating expenses	155,391	145,690

Operating Income	62,012	58,080

Other Income/(Expense)
Interest expense	(29,153)	(29,750)
Interest income	1,271	948
Loss on asset disposal	(40)	—
Net Income from continuing operations before minority interest	34,090	29,278

Minority interest	114	116

Net Income	$34,204	$29,394

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Amounts in Thousands)

	June 30,	Dec. 31,
	2005	2004
ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$11,742	$2,364
Revenue account	74,933	59,218
Accounts receivable - trade	46,605	42,112
Accounts receivable - affiliates	764	394
Accounts receivable - other	688	836
Derivative valuation asset - current	321	1,240
Inventory	41,703	38,317
Prepaid expenses	7,567	8,306
Total Current Assets	184,323	152,787
Property, Plant, Equipment and Related Assets
Land	8,318	8,298
Electric generation assets (net of accumulated depreciation of $262,287 and $242,094)	890,075	904,136
Total property, plant, equipment and related assets	898,393	912,434
Other Assets
Deferred financing - net of accumulated amortization of $1,207 and $892	1,806	2,089
Derivative valuation asset - non-current	4,947	2,774
Credit reserves and other long-term assets	1,548	1,494
Rent reserve account	31,717	31,717
Total Assets	$1,122,734	$1,103,295
LIABILITIES
Current Liabilities
Accounts payable	$1,081	$1,649
Long-term debt lease - current	4,649	4,411
Other long-term debt - current	2,399	2,459
Accrued interest expense	27,611	27,663
Derivative valuation liability - current	110,029	82,125
Due to The AES Corporation and affiliates	14,488	12,864
Accrued coal and rail expenses	9,691	7,431
Environmental remediation - current	332	332
Loss contingency	—	1,200
Other liabilities and accrued expenses	26,700	16,697
Total Current Liabilities	196,980	156,831
Long-term liabilities
Long-term debt lease - non- current	623,936	625,404
Other long-term debt - non- current	15,307	16,411
Environmental remediation	4,780	4,778
Defined benefit plan obligation	12,311	13,304
Derivative valuation liability - non-current	70,576	38,151
Asset retirement obligation	11,992	11,525
Other liabilities	1,561	1,907
Total Long-term Liabilities	740,463	711,480
Total Liabilities	937,443	868,311
Commitments and Contingencies (Note 4)

Minority interest	8,115	8,229
Partners’ capital	177,176	226,755
Total Liabilities and Partners’ Capital	$1,122,734	$1,103,295

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and June 30, 2004

(Amounts in Thousands)

	Six months	Six months
	ended	ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34,204	$29,394
Adjustments to reconcile net income to Net cash provided by operating activities:
Minority Interest	(114)	(171)
Depreciation	20,193	19,459
Amortization of deferred financing	315	—
Loss on sale of asset	40	—
Asset retirement obligation accretion	467	389
Gain(loss) on derivative valuation	(2)	11
Net defined benefit plan cost	(993)	(1,543)
Changes in current assets and liabilities:
Accounts receivable	(4,715)	(357)
Inventory	(3,386)	(6,505)
Prepaid expenses	739	1,692
Accounts payable	(568)	627
Accrued interest expense	(52)	(169)
Due to The AES Corporation and affiliates	1,624	(306)
Accrued expenses and other liabilities	10,664	7,900

Net cash provided by operating activities	58,416	50,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital additions	(6,191)	(3,538)
Decrease in restricted cash	(25,093)	6,464
NYISO working capital fund	—	(1,469)

Net cash (used in)provided by investing activities	(31,284)	1,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deferred financing	(31)	—
Partners distribution paid	(25,000)	(48,700)
Principal payments on lease obligations	(1,694)	(4,765)
Principal payment on other long-term debt	(700)	1,390
Partner’s contribution	293	197

Net cash (used in) financing activities	(27,132)	(51,878)
CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—
Supplemental Disclosure of Cash Flow Information:

Interest paid	$27,546	$27,887
Supplemental Disclosure of Non-cash Flow Information:

Assets of the Somerset Railroad Corporation Consolidated at January 1, 2004	$—	$28,432
Liabilities of the Somerset Railroad Corporation Consolidated at January 1, 2004	$—	$19,586

The notes are an integral part of the condensed consolidated financial statements.

AES Eastern Energy, L.P.

Consolidated Statement of Changes in Partners’ Capital

For the six months ended June 30, 2005

(Amounts in Thousands)

				Accumulated
				Other
	General	Limited		Comprehensive	Comprehensive
	Partner	Partner	Total	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$2,269	$224,486	$226,755	$(116,365)

Net income	342	33,862	34,204		34,204

Distributions paid	(250)	(24,750)	(25,000)

Partners’ contribution (See Note 7)	3	290	293

Other comprehensive (loss)(See Note 5)	(591)	(58,485)	(59,076)	(59,076)	(59,076)

Comprehensive (loss)					$(24,872)

Balance, June 30, 2005	$1,773	$175,403	$177,176	(175,441)

The notes are an integral part of the condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1.  Organization

AES Eastern Energy, L.P. (the Partnership), a Delaware limited partnership, was formed on December 2, 1998. The Partnership’s wholly owned subsidiaries are AES Somerset, L.L.C., AES Cayuga, L.L.C., and AEE2, L.L.C., (which wholly owns AES Westover, L.L.C. and AES Greenidge, L.L.C.). The Partnership is an indirect wholly owned subsidiary of The AES Corporation (AES).  AES owns indirectly all of the member interests in both the sole general partner of the Partnership, AES NY, L.L.C., and the sole limited partner of the Partnership, AES NY2, L.L.C.

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

Note 2.  Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Partnership and SRC reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Partnership’s consolidated results for the interim periods. All such adjustments are of a normal recurring nature. The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.  The unaudited condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and notes contained therein, as of December 31, 2004 and the year then ended, which are set forth in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3.  Impairment test of Greenidge Unit 3 and Westover Unit 7

Pursuant to a Consent Decree which became effective on March 29, 2005, when it was signed and entered by the United States District Court for the Western District of New York (See Note 4), one unit at each of two of the Partnership’s Plants, Greenidge Unit 3 and Westover Unit 7, are required either to (i) install control technology equivalent to Best Available Control Technology (BACT), (ii) be repowered, or (iii) cease operations, no later than December 31, 2009.  During the years 2007, 2008, and 2009, these two units will be subject to an annual operating limit of 1,400 hours with an SO2 emission rate of 3.0 lb/mmBtu. The Partnership concluded that the entering of the Consent Decree was a significant change in legal factors or in the business climate that affected the value of Greenidge Unit 3 and Westover Unit 7. This conclusion required the Partnership to perform an impairment test under SFAS No. 144, and to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The Partnership has completed the recoverability study and concluded that no impairment was necessary. The Partnership was required to review the expected life of the units and reduced the life to 4 3/4 years which increased the Partnership’s depreciation expense by approximately $810,000 per quarter.

Note 4.  Commitments and Contingencies

Coal Purchases - The Partnership has coal purchase commitments, composed of short and medium term contracts with various mines, ranging between $113.3 and $138.5 million for 2005, and $74.5 and $91.1 million for 2006. As of June 30, 2005, the remaining anticipated coal purchase commitments for the year ending December 31, 2005 are between $67.5 and $82.6 million.

AES Odyssey, LLC (Odyssey), a wholly owned subsidiary of AES, in concert with the Partnership, is using a strategy of varying-term contracts with multiple coal suppliers to develop the flexibility in the supply chain to best meet the demands of a fleet of merchant plants.

Line of Credit Agreement - As of June 30, 2005, of the $75 million committed under the Calyon Credit Facility, the Partnership had obtained letters of credit of $42.5 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

As of June 30, 2005, the Partnership had obtained $99.2 million of credit support from AES in the form of letters of credit provided under AES’s Revolving Bank Loan, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

On January 11, 2005, three subsidiaries which the Partnership controls and two subsidiaries controlled by AES Creative Resources, L.P. another wholly owned subsidiary of AES, (collectively, the “AES Entities”) entered into a consent agreement to settle all outstanding NOVs and civil claims that could have been brought by the State of New York against the AES Entities and NYSEG for the alleged violations of the new source review and new source performance standard provisions of the Clean Air Act and its applicable regulations, similar provisions under the New York Environmental Conservation Law and its applicable regulations, common law, and State Executive Law (Consent Decree). The Consent Decree became effective on March 29, 2005, when it was signed and entered by the United States District Court for the Western District of New York. Under the terms and conditions of the Consent Decree, the State of New York covenants not to sue and releases the participating subsidiaries and NYSEG from alleged violations under the above-mentioned air emission laws and regulations and also covenants not to sue or bring any administrative enforcement actions against the AES Entities for claims under the above-mentioned air emission laws and regulations associated with work required pursuant to the Consent Decree or other changes at the Plants commenced after entry of the Consent Decree, but prior to December 31, 2009 and completed by December 31, 2010. On April 29, 2005, as required by the Consent Decree, the AES Entities paid a $700,000 civil penalty for the violations assessed to NYSEG and deposited $1,000,000 in an AES Environmental Mitigation Project Account that will be used to carry out one or more projects pertaining to energy efficiency, renewable energy and/or clean air projects that are approved by the NYSDEC and the Office of the Attorney General. The Consent Decree does not address the Somerset and Cayuga Plants, and it is possible that these two Plants may be subject to a separate enforcement action filed either by the EPA, NYSDEC, or the New York State Attorney General.

The Consent Decree sets forth mandated emission reductions and requires the installation of new emission control technologies on certain units or the repowering of or the ceasing of operations of such units. On Greenidge Unit 4, the AES Entities are obligated to control sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions through a multi-pollutant control clean coal project (MPC Project). This obligation is subject to the partial funding of the MPC Project by the U.S. Department of Energy and the absence of any force majeure event or material adverse change in circumstances that affects the economic viability of the MPC Project. The AES Entities are required to commence initial operation of the MPC Project by September 1, 2006 or a date eighteen months after entry of the Consent Decree, whichever is later.  The AES Entities are also obligated to use good faith efforts to meet certain NOx emission rates and achieve a certain SO2 removal efficiency during normal operations on Greenidge Unit 4. If the MPC Project on Greenidge Unit 4 is discontinued, the AES Entities are required by December 31, 2009 either to (i) install control technology that will meet the Consent Decree emission limits, (ii) repower or (iii) cease operations.

On Westover Unit 8, the AES Entities are obligated under the Consent Decree to take one of the following three actions by December 31, 2009 and to notify the NYSDEC of which action they elect to take by June 1, 2007:  (i) control NOx and SO2 using technology similar to the MPC Project on Greenidge Unit 4, (ii) repower or (iii) cease operations.  Beginning in 2005 and lasting through 2009, Westover Unit 8 is subject to a declining SO2 emissions cap that starts with a cap in 2005 and declines each year until 2009.  Should the AES Entities elect to install emission control technology on Westover Unit 8 by December 31, 2009, then they are obligated under the Consent Decree to use good faith efforts to meet a certain NOx emissions rate and a certain SO2 removal efficiency.

Under the Consent Decree, Greenidge Unit 3 and Westover Unit 7 are required either to (i) install control technology equivalent to Best Available Control Technology (BACT), (ii) be repowered, or (iii) cease operations, no later than December 31, 2009.  During the years 2007, 2008, and 2009, these two units will be subject to an annual operating limit of 1,400 hours with an SO2 emission rate of 3.0 lb/mmBtu. The Consent Decree does allow the AES Entities to use up to a 30% blend of sub-bituminous (reduced sulfur) coal at either the Greenidge or Westover Plants.

The Consent Decree also requires the surrender of federal Acid Rain Program SO2 allowances for Greenidge Units 3 and 4 and Westover Units 7 and 8 starting in the year 2012. The amount of allowances that will be surrendered depends on which compliance option the AES Entities ultimately select for these units.

In the event that the AES Entities fail to comply with one or more terms of the Consent Decree, the AES Entities are obligated to pay stipulated penalties that are set forth in the Consent Decree with the exception of noncompliance due to force majeure events or certain material adverse conditions affecting the economic viability of the MPC Project.  Upon achieving compliance with the material requirements of the Consent Decree, then the parties to the settlement may petition the court for termination of the Consent Decree.  The Partnership expects that the emission reduction and control technology requirements set forth in the Consent Decree will be incorporated into each Plant’s Title V air operating permit.

The Partnership has projected that its share of the capital costs to install the MPC Project at Greenidge Unit 4 will be approximately $29 million, however, there can be no assurance that this will be the actual cost since the Partnership has not entered into an agreement for engineering, procurement and construction of the MPC Project at Greenidge Unit 4.

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

The EPA is not a signatory to the Consent Decree, and it is possible that EPA could separately issue the Partnership a NOV for alleged violations of the federal Clean Air Act and federally enforceable New York air regulations associated with suspected past modifications of plant equipment without undergoing an air permitting review. If EPA does file an enforcement action against Greenidge and Westover, then penalties may be asserted and further emission reductions might be necessary which could require the Partnership to make substantial expenditures. The Partnership is unable to estimate the effect of any EPA-issued NOV on its financial condition or results of future operations.

Nitrogen Oxide and Sulfur Dioxide Emission Allowances - The Plants emit nitrogen oxide (NOx) and sulfur dioxide (SO2) as a result of burning coal to produce electricity.

The Plants have been allocated allowances by the NYSDEC to emit NOx during the ozone season, which runs from May 1 to September 30. Each NOx allowance authorizes the emission of one ton of NOx during the ozone season. New York State and the 20 other states in the Mid-Atlantic, Northeast region and the District of Columbia are subject to the federal NOx SIP Call rule, which imposes NOx ozone season emission reduction requirements through an allowance system.  Under the NOx SIP Call rule, electric generating facilities are required to hold allowances sufficient to cover the ozone season NOx emissions emitted by such facilities.  Each of the Partnership’s Plants is subject to the NOx SIP Call rule, and the Partnership has been allocated 2,492 NOx allowances for the 2005 ozone season.  The NOx SIP Call program commenced on May 31, 2004.

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

In May 2005, the EPA adopted the final Clean Air Interstate Rule that will require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone. The final rule directs 28 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2015. States must achieve the required NOx and SO2 reductions by meeting a state-specific emissions budget through one of two compliance methods: (i) requiring electric generating facilities in the state to participate in an EPA-administered cap and trade regime that caps emissions in two phases starting with a first phase starting in 2009 for NOx and 2010 for SO2, and a second phase commencing in 2015, or (ii) meeting the budget levels through measures selected by a particular state that are approved by EPA. States are encouraged to use a cap and emission trading approach.  Provisions of the Clean Air Interstate Rule have been legally challenged by a few states and several environmental organizations.  At this point, the Partnership cannot determine what the costs would be to comply with the new Clean Air Interstate Rule.

In May 2005, the EPA adopted the final Clean Air Mercury Rule. The rule regulates mercury emissions from existing and new coal-fired power plants. The rule requires the reduction of mercury emissions to be achieved through a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018. The Clean Air Mercury Rule has been legally challenged by a coalition of states that includes the State of New York. At this point, the Partnership cannot determine what the costs would be to comply with the new federal mercury emission reductions requirements.

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

Note 5.  Derivative Instruments and Hedging Activities

As of June 30, 2005, the Partnership has recorded $175.4 million in accumulated other comprehensive loss due to hedging activities. No hedges were derecognized or discontinued during the six months ended June 30, 2005. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2005.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the six months ended June 30, 2005, were as follows (in millions):

Balance as of January 1, 2005	$(116.4)
Reclassified to earnings	43.8
Change in fair value	(102.8)
Balance, June 30, 2005	$(175.4)

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

Note 6.  Asset Retirement Obligations

A reconciliation of the asset retirement obligation liability for the six months ended June 30, 2005 was as follows (in millions):

Balance as of January 1, 2005	$11.5
Accretion	$0.5
Balance, June 30, 2005	$12.0

Note 7.  Long-term Incentive Program

Stock Option Plan - Employees of the Partnership participate in the AES Stock Option Plan (the SOP) that provides for grants of stock options to eligible participants. On January 1, 2003, the Partnership adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified or settled after January 1, 2003.  Awards under the SOP vest over periods ranging from two to five years. The expense recognized under the prospective method for the six months ended June 30, 2005 and 2004 was approximately and $293,000 and $197,000, respectively.

Note 8.  Benefit Plan

Total Pension cost for the six months ended June 30, 2005 and 2004, respectively, includes the following components: (In thousands)

	Six Months ended June 30, 2005	Six Months ended June 30, 2004

Service cost	379	342
Interest cost	819	815
Expected Return on Plan Assets	(678)	(530)
Amortization of net (gain) loss	—	—
Total Pension Cost	520	627

Note 9.  New Accounting Pronouncements

Share-Based Payment - In December 2004, the FASB issued a revised SFAS No.123 (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board No. 25 as an alternative method of accounting for stock-based awards by requiring that all share-based payments to employees, including grants of stock options for all outstanding years be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods.  In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

The Partnership is required to adopt SFAS No. 123R for interim financial statements for the first quarter of 2006 using a modified version of prospective application. The Partnership may apply a modified retrospective application to periods before the required effective date.  The Partnership plans to adopt SFAS No. 123R no later than January 1, 2006, but has not determined what method it will use.  The Partnership is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect the adoption to have a material effect on the Partnership’s financial condition, results of operations or cash flows, as the Partnership had previously adopted income statement treatment for compensation related to share-based payments under SFAS No. 123.

Asset Retirement Obligations - In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Partnership is currently evaluating the effect that adoption of FIN 47 will have on it’s financial position and results of operations.

Implicit Variable Interest Entities - In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. Since the Partnership already has adopted FIN 46(R), the FSP will be effective in the first reporting period beginning after March 3, 2005. The Partnership’s adoption of FIN 46(R)-5 did not have any material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

Note 10.  Reclassifications

Certain 2004 amounts have been reclassified on the condensed consolidated financial statements to conform with the 2005 presentation.

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

AES NY, L.L.C.

Condensed Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Amounts in Thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Restricted cash:
Operating - cash and cash equivalents	$12,121	$2,431
Revenue account	74,933	59,218
Accounts receivable - trade	47,605	42,112
Accounts receivable - affiliates	3,768	3,717
Accounts receivable - other	720	872
Derivative valuation asset - current	321	1,239
Inventory	41,703	38,317
Prepaid expenses	7,603	8,360
Total current assets	187,774	156,266

Property, Plant, Equipment and Related Assets
Land	8,768	8,748
Electric generation assets (net of accumulated depreciation of $267,466 and $247,632)	890,150	904,218
Total property, plant, equipment and related assets	898,918	912,966

Other Assets
Deferred financing (net of accumulated amortization of $1,207 and $892)	1,806	2,090
Derivative valuation asset	4,947	2,773
NYISO working capital fund	1,547	1,494
Rent reserve account	31,717	31,717
Total Assets	$1,126,709	$1,107,306
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$1,090	$1,653
Lease financing - current	4,649	4,411
Other long-term debt - current	2,399	2,459
Accrued interest expense	27,611	27,663
Derivative valuation liability - current	110,029	82,125
Due to The AES Corporation and affiliates	14,647	13,092
Accrued coal and rail expenses	9,691	7,431
Environmental remediation - current	332	332
Loss Contingency	—	1,700
Other liabilities and expenses	27,045	16,900
Total current liabilities	197,493	157,766

Long-term Liabilities
Long-term debt Lease - non-current	623,936	625,404
Other long-term debt - non-current	15,307	16,411
Environmental remediation	6,529	6,528
Defined benefit plan obligation	12,927	13,920
Derivative valuation liability - non-current	70,576	38,151
Asset retirement obligation	12,304	11,845
Other liabilities	1,561	1,907
Total long-term liabilities	743,140	714,166
Total Liabilities	940,633	871,932
Commitments and Contingencies (Note 5)

Minority Interest	184,215	233,020
Member’s Equity	1,861	2,354
Total Liabilities and Member’s Equity	$1,126,709	$1,107,306

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

AES NY3, L.L.C., an indirect wholly owned subsidiary of AES, acquired the stock of the Somerset Railroad Corporation (SRC), which owns short line railroad assets used to transport coal and limestone. AEE has entered into a contract with SRC pursuant to which it will haul coal and limestone to AEE’s Somerset coal-fired electric generating station (Plant) and make its rail cars available to transport coal to AEE’s Cayuga Plant. AEE will pay amounts sufficient to enable SRC to pay all of its operating and other expenses, including all out-of-pocket expenses, taxes, interest on and principal of SRC’s outstanding indebtedness, and all capital expenditures necessary to permit SRC to continue to provide rail service to the Somerset and Cayuga Plants. AEE has concluded that under the revised Financial Accounting Standards Board (FASB) interpretation No. 46(R), “Consolidation of Variable Interest Entities”, that AEE needs to consolidate SRC into its consolidated financial statements as of January 1, 2004. (See Note 7.)

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

The accompanying unaudited condensed consolidated balance sheets of the Company reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of the Company’s consolidated financial position for the interim periods. All such adjustments are of a normal recurring nature. The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. The unaudited condensed consolidated balance sheets should be read in conjunction with the Company’s consolidated balance sheet and notes contained therein, as of December 31, 2004, which are set forth in the Annual Report on Form 10-K of AEE for the year ended December 31, 2004.

Note 3.  Plants Placed on Long-Term Cold Standby

During the fourth quarter of 2000, ACR placed its AES Hickling and AES Jennison plants (ACR Plants) on long-term cold standby. The long-term cold standby designation means that these plants require more than 14 days to be brought on-line. The Company continues to evaluate the future of these plants.

Note 4.  Impairment test of Greenidge Unit 3 and Westover Unit 7

Pursuant to a Consent Decree which became effective on March 29, 2005, when it was signed and entered by the United States District Court for the Western District of New York (See Note 5), one unit at each of two of AEE’s Plants, Greenidge Unit 3 and Westover Unit 7, are required either to (i) install control technology equivalent to Best Available Control Technology (BACT), (ii) be repowered, or (iii) cease operations, no later than December 31, 2009.  During the years 2007, 2008, and 2009, these two units will be subject to an annual operating limit of 1,400 hours with an SO2 emission rate of 3.0 lb/mmBtu. The Partnership concluded that the entering of the Consent Decree was a significant change in legal factors or in the business climate that affected the value of Greenidge Unit 3 and Westover Unit 7. This conclusion required the Partnership to perform an impairment test under SFAS No. 144, and to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. AEE has completed the recoverability study and concluded that no impairment was necessary. AEE was required to review the expected life of the units and reduced the life to 4 3/4 years which increased AEE depreciation expense by approximately $810,000 per quarter.

Note 5.  Commitments and Contingencies

Coal Purchases - AEE has coal purchase commitments, composed of short and medium term contracts with various mines, ranging between $113.3 million and $138.5 million for 2005 and $74.5 million and $91.1 million for 2006. As of June 30, 2005, the remaining anticipated coal purchase commitments for the year ending December 31, 2005 are between $67.5 and $82.6 million.

AES Odyssey, LLC (Odyssey), a wholly owned subsidiary of AES, in concert with AEE, is using a strategy of varying-term contracts with multiple suppliers to develop the flexibility in the supply chain to best meet the demands of a fleet of merchant plants.

Line of Credit Agreement - As of June 30, 2005, of the $75 million committed under the Calyon Credit Facility, AEE had obtained letters of credit of $42.5 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

As of June 30, 2005, AEE had obtained $99.2 million of credit support from AES in the form of letters of credit provided under AES’s Revolving Bank Loan, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

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

On January 11, 2005, three subsidiaries which AEE controls and two subsidiaries controlled by ACR (collectively, the “AES Entities”) entered into a consent agreement to settle all outstanding NOVs and civil claims that could have been brought by the State of New York against the AES Entities and NYSEG for the alleged violations of the new source review and new source performance standard provisions of the Clean Air Act and its applicable regulations, similar provisions under the New York Environmental Conservation Law and its applicable regulations, common law, and State Executive Law (Consent Decree). The Consent Decree became effective on March 29, 2005, when it was signed and entered by the United States District Court for the Western District of New York. Under the terms and conditions of the Consent Decree, upon entering into effect, the State of New York covenants not to sue and releases the AES Entities and NYSEG from alleged violations under the above-mentioned air emission laws and regulations and also covenants not to sue or bring any administrative enforcement actions against the participating subsidiaries for claims under the above-mentioned air emission laws and regulations associated with work required pursuant to the Consent Decree or other changes at the Plants commenced after entry of the Consent Decree, but prior to December 31, 2009 and completed by December 31, 2010.  On April 29, 2005, as required by the Consent Decree, the AES Entities paid a $700,000 civil penalty for the violations assessed to NYSEG and deposited $1,000,000 in an AES Environmental Mitigation Project Account that will be used to carry out one or more projects pertaining to energy efficiency, renewable energy and/or clean air projects that are approved by the NYSDEC and the Office of the Attorney General. The Consent Decree does not address the Somerset and Cayuga Plants, and it is possible that these two Plants may be subject to a separate enforcement action filed either by the EPA, NYSDEC, or the New York State Attorney General.

The Consent Decree sets forth mandated emission reductions and requires the installation of new emission control technologies on certain units or the repowering of or the ceasing of operations of such units. On Greenidge Unit 4, the AES Entities are obligated to control sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions through a multi-pollutant control clean coal project (MPC Project). This obligation is subject to the partial funding of the MPC Project by the U.S. Department of Energy and the absence of any force majeure event or material adverse change in circumstances that affects the economic viability of the MPC Project. The AES Entities are required to commence initial operation of the MPC Project by September 1, 2006 or a date eighteen months after entry of the Consent Decree, whichever is later.  The AES Entities are also obligated to use good faith efforts to meet certain NOx emission rates and achieve a certain SO2 removal efficiency during normal operations on Greenidge Unit 4. If the MPC Project on Greenidge Unit 4 is discontinued, the AES Entities are required by December 31, 2009 either to (i) install control technology that will meet the Consent Decree emission limits, (ii) repower or (iii) cease operations.

On Westover Unit 8, the AES Entities are obligated under the Consent Decree to take one of the following three actions by December 31, 2009 and to notify the NYSDEC of which action they elect to take by June 1, 2007:  (i) control NOx and SO2 using technology similar to the MPC Project on Greenidge Unit 4, (ii) repower or (iii) cease operations.  Beginning in 2005 and lasting through 2009, Westover Unit 8 is subject to a declining SO2 emissions cap that starts with a cap in 2005 and declines each year until 2009.  Should they elect to install emission control technology on

Westover Unit 8 by December 31, 2009, then they are obligated under the Consent Decree to use good faith efforts to meet a certain NOx emissions rate and a certain SO2 removal efficiency.

Under the Consent Decree, Greenidge Unit 3 and Westover Unit 7 are required either to (i) install control technology equivalent to Best Available Control Technology (BACT), (ii) be repowered, or (iii) cease operations, no later than December 31, 2009.  During the years 2007, 2008, and 2009, these two units will be subject to an annual operating limit of 1,400 hours with an SO2 emission rate of 3.0 lb/mmBtu. Hickling Units 1 and 2 and Jennison Units 1 and 2 are each required either to (i) install BACT-equivalent control technology, (ii) repower or (iii) cease operations no later than May 1, 2007. The Consent Decree does allow the AES Entities to use up to a 30% blend of sub-bituminous (reduced sulfur) coal at either the Greenidge or Westover Plants.

The Consent Decree also requires the surrender of federal Acid Rain Program SO2 allowances for Greenidge Units 3 and 4 and Westover Units 7 and 8 starting in the year 2012.  The amount of allowances that will be surrendered depends on which compliance option the AES Entities ultimately select for these units.

In the event that the AES Entities fail to comply with one or more terms of the Consent Decree, the AES Entities are obligated to pay stipulated penalties that are set forth in the Consent Decree with the exception of noncompliance due to force majeure events or certain material adverse conditions affecting the economic viability of the MPC Project.  Upon achieving compliance with the material requirements of the Consent Decree, then the parties to the settlement may petition the court for termination of the Consent Decree.  The Company expects that the emission reduction and control technology requirements set forth in the Consent Decree will be incorporated into each Plant’s Title V air operating permit.

AEE has projected that its share of the capital costs to install the MPC Project at Greenidge Unit 4 will be approximately $29 million, however, there can be no assurance that this will be the actual cost since AEE has not entered into an agreement for engineering, procurement and construction of the MPC Project at Greenidge Unit 4.

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

In May 2005, the EPA adopted the final Clean Air Interstate Rule that will require further emission reductions in NOx and SO2 emitted from power plants and other sources that significantly contribute to fine particulate (“PM2.5”) and ozone pollution in downwind states.  NOx and SO2 are precursors of PM2.5, and NOx is a precursor of ozone.  The final rule directs 28 states, including New York, to issue new regulations that will require major SO2 and NOx reductions by 2015. States must achieve the required NOx and SO2 reductions by meeting a state-specific emissions budget through one of two compliance methods: (i) requiring electric generating facilities in the state to participate in an EPA-administered cap and trade regime that caps emissions in two phases starting with a first phase staring in 2009 and a second phase commencing in 2015, or (ii) meeting the budget levels through measures selected by a particular state that are approved by EPA. States are encouraged to use a cap and emission trading approach.  At this point, the Company cannot determine what the costs would be to comply with new federal SO2 and NOx emission reduction requirements. Provisions of the Clean Air Interstate Rule have been legally challenged by a few states and several environmental organizations.  At this point, the Company cannot determine what the costs would be to comply with the new Clean Air Interstate Rule.

In May 2005, the EPA adopted the final Clean Air Mercury Rule. The rule regulate’s mercury emissions from existing and new coal-fired power plants. The final rule requires the reduction of mercury emissions to be achieved through a cap and emission trading program with the first phase commencing in 2010 and the second phase starting in 2018. The Clear Air Mercury Rule is expected to be legally challenged by a coalition of states that includes the State of New York after the final rule is published in the Federal Register. At this point, the Company cannot determine what the costs would be to comply with the new federal mercury emission reductions requirements.

ACR has reported that concentrations of a number of chemicals in a few groundwater wells increased in the year ending December 31, 2001, which was the year following in which the Jennison and Hickling Plants were placed on long-term cold standby. A consultant was retained to help evaluate the source of the chemicals and provide recommendations for remediation. The consultant concluded the cause of the problem was coarse bottom ash with pyrites that had been exposed to the air since sluicing of water to the bottom ash ponds at both plants has been terminated. ACR notified NYSDEC that ACR would perform remediation at Jennison, where the concentrations are the highest. The remediation will consist of removing the suspect material in the anticipation that over time the concentrations will subside. The NYSDEC recently approved ACR’s plan to add additional monitoring wells at Hickling to allow ACR to better assess changes in the ground water that have occurred since use of the pond was terminated. The new wells have been added and monitoring of these wells has been initiated. A recent evaluation of the Hickling groundwater data indicates that the source of the elevated chemical concentrations at the site is likely the coal that remains at the site. Later this year the Company will determine the amount of coal remaining and create a remediation plan for the site.

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

Note 6.  Derivative Instruments and Hedging Activities

As of June 30, 2005, AEE has recorded $175.4 million in accumulated other comprehensive loss due to hedging activities. No hedges were derecognized or discontinued during the six months ended June 30, 2005. No significant amounts of hedge ineffectiveness were recognized in earnings during the six months ended June 30, 2005.

Gains and losses on derivatives reported in accumulated other comprehensive income are reclassified into earnings when the hedged forecasted sale occurs. Amounts recorded in other comprehensive income (loss) during the six months ended June 30, 2005, were as follows (in millions):

Balance, January 1, 2005	$(116.4)
Reclassified to earnings	43.8
Change in fair value	(102.8)
Balance, June 30, 2005	$(175.4)

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

Note 7.  Asset Retirement Obligations

A reconciliation of asset retirement obligation liability for the six months ending June 30, 2005 was as follows (in millions):

Balance, January 1, 2005	$11.9

Accretion	0.4

Balance, June 30, 2005	$12.3

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

Note 9.  New Accounting Pronouncements

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

The Company is required to adopt SFAS No. 123R for interim financial statements for the first quarter of 2006 using a modified version of prospective application. The Company may apply a modified retrospective application to periods before the required effective date.  The Company plans to adopt SFAS No. 123R no later than January 1, 2006, but has not determined what method it will use.  The Company is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect the adoption to have a material effect on the Company’s financial condition, results of operations or cash flows, as the Company had previously adopted income statement treatment for compensation related to share-based payments under SFAS No. 123.

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

Implicit Variable Interest Entities - In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. Since AEE already has adopted FIN 46(R), the FSP became effective in the first reporting period beginning after March 3, 2005. The Company’s adoption of FIN 46(R)-5 did not have any material impact on its financial position or results of operations

In May 2005, FASB issued Statement of SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

Note 10.  Reclassifications

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

Critical Accounting Policies

As of June 30, 2005, except for the clarification to the revenue recognition policy below, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis in AES Eastern Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: Revenue Recognition, Property, Plant and Equipment, Contingencies and Derivative Contracts.

  Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101 revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonability assured. Revenues from the sale of electricity are recorded based upon output delivered and rates specified under contract terms. Revenues from the sale of environmental allowances are recorded based upon the transfer date provided by the governmental agency which oversees that allowance. Gains and losses generated from the hedging of future sales using commodity forwards, swaps and options reported in other comprehensive income are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portions of the change in fair value of derivatives and the change in the fair value of derivatives not designated as hedges for accounting purposes are recognized in current period earnings. Revenues for ancillary and other services are recorded when the services are rendered. The Transmission Congestion Contract, expired in October and was not renewed, was not deemed to be a hedge based on the definitions in Statement of Financial Accounting Standards (“SFAS”) No. 133. Therefore, this contract was marked-to-market at the end of every period. The mark-to-market value was computed based on a regression of historical eastern and western locational prices. This regression was used with forecasted eastern and western locational prices to calculate the forward congestion for the remainder of the contract term. This accounting treatment contributed to the income statement volatility of this contract.

Results of Operations for the Three Months ended June 30, 2005 and 2004

Results of Operations

(Amounts in Millions)

For the Three Months Ended June 30,	2005	2004	% Change

Energy revenue	$81.5	$91.7	(11.1)

Capacity revenue	3.9	6.3	(38.1)

Transmission congestion contract	—	(0.1)	—

Sale of environmental allowances	28.7	—	—

Other	1.2	0.9	33.3

Energy revenues for the three months ended June 30, 2005 were $81.5 million, compared to $91.7 million for the comparable period of the prior calendar year, a decrease of 11.1%. Higher forced outage rate and a planned maintenance outage at AES Somerset and lower capacity factors due to higher total production costs at AES Greenidge and AES Westover more than offset higher electricity prices and higher 2005 capacity factor at AES Cayuga due to a 2004 planned major maintenance outage. Because of the reasons stated, the capacity factor for the three months ended June 30, 2005 were 72.1% compared to 82.8% for the comparable period of the prior calendar year, a decrease of 12.9%. Market prices for peak and off-peak electricity were approximately 16.2% and 27.5% higher than the comparable period of the prior calendar year. There was little change in the demand for peak and off-peak electricity versus the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO.

Capacity revenues for the three months ended June 30, 2005 were $3.9 million, compared to $6.3 million for the comparable period of the prior calendar year, a decrease of 38.1%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open market for the winter and summer capacity periods versus the comparable periods of the prior calendar year.

Sale of environmental allowances for the three months ended June 30, 2005 were $28.7 million, compared to none for the comparable period of the prior calendar year. The lower capacity factors and continued forecasted lower capacity factors at AES Greenidge and AES Westover allowed us to sell excess allowances and help offset the lower capacity factors of those Plants.

Operating Expenses

			%
For the Three Months Ended June 30,	2005	2004	Change
Fuel expense	$39.5	$38.2	3.4

Operations and maintenance	14.4	10.2	41.2

General and administrative	17.7	15.4	14.9

Depreciation and amortization	10.6	9.7	9.3

Fuel expense for the three months ended June 30, 2005 was $39.5 million, compared to $38.2 million for the comparable period of the prior calendar year, an increase of 3.4%. Lower year-over-year capacity factors at AES Somerset, AES Greenidge and AES Westover were offset by higher coal prices.

Operations and maintenance expense for the three months ended June 30, 2005 was $14.4 million, compared to $10.2 million for the comparable period of the prior calendar year, an increase of 41.2%. The increase was due to a planned maintenance outage at AES Somerset offset by a 2004 planned major maintenance outage at AES Cayuga.

General and administrative expense for the three months ended June 30, 2005 was $17.7 million, compared to $15.4 million for the comparable period of the prior calendar year, an increase of 14.9%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation and amortization expense for the three months ended June 30, 2005 was $10.6 million, compared to $9.7 million for the comparable period of the prior calendar year, an increase of 9.3%. The increase was due to the change in estimated lives of Units 3 and Unit 7 at AES Greenidge and AES Westover, respectively.

Other Expenses

			%
For the Three Months Ended June 30,	2005	2004	Change
Interest expense	$14.6	$14.8	(1.4)

Interest income	0.7	0.5	40.0

Other Income/Expenses for the three months ended June 30, 2005 were net expenses of $13.9 million, compared to net expenses of $14.3 million for the comparable period of the prior calendar year, a decrease of 2.8%. The decrease is due to lower interest expenses resulting from the cancellation of the AES Letter of Credit Agreement.

Results of Operations for the Six Months ended June 30, 2005 and 2004

Results of Operations

(Amounts in Millions)

			%
For the Six Months Ended June 30,	2005	2004	Change

Energy revenue	$178.0	$193.4	(8.0)

Capacity revenue	7.9	11.3	(30.1)

Transmission congestion contract	—	(2.4)	—

Sale of environmental allowances	29.6	—	—

Other	1.9	1.5	26.7

Energy revenues for the six months ended June 30, 2005 were $178.0 million, compared to $193.4 million for the comparable period of the prior calendar year, a decrease of 8%. A higher forced outage rate and a planned maintenance outage at AES Somerset and lower capacity factors due to higher total production costs at AES Greenidge and AES Westover more than offset higher electricity prices and higher 2005 capacity factor at AES Cayuga due to a 2004 planned major maintenance outage. Because of the reasons stated, the capacity factor for the six months ended June 30, 2005 were 77.9% compared to 87% for the comparable period of the prior calendar year, a decrease of 10.7%. Market prices for peak and off-peak electricity were approximately 10.8% and 17% higher than the comparable period of the prior calendar year. There was little change in the demand for peak and off-peak electricity versus the comparable period of the prior calendar year. The market price and demand numbers were based on statistics obtained from the NYISO.

Capacity revenues for the six months ended June 30, 2005 were $7.9 million, compared to $11.3 million for the comparable period of the prior calendar year, a decrease of 30.1%. The decrease in capacity revenue is primarily due to lower prices for capacity sales on the open market for the winter capacity period (November - April) versus the comparable period of the prior calendar year.

Sale of environmental allowances for the six months ended June 30, 2005 were $29.6 million, compared to none for the comparable period of the prior calendar year. The lower capacity factors and continued forecasted lower capacity factors at AES Greenidge and AES Westover allowed us to sell excess allowances help offset the lower capacity factors of those Plants.

Operating Expenses

			%
For the Six Months Ended June 30,	2005	2004	Change
Fuel expense	$80.8	$80.0	0.1

Operations and maintenance	20.2	15.5	30.3

General and administrative	33.7	30.5	10.5

Depreciation and amortization	20.2	19.3	4.7

Fuel expense for the six months ended June 30, 2005 was $80.8 million, compared to $80 million for the comparable period of the prior calendar year, an increase of 0.1%. Lower year-over-year capacity factors at AES Somerset, AES Greenidge and AES Westover were offset by higher coal prices.

Operations and maintenance expense for the six months ended June 30, 2005 was $20.2 million, compared to $15.5 million for the comparable period of the prior calendar year, an increase of 30.3%. The increase was due to a planned maintenance outage at AES Somerset offset by a 2004 planned major maintenance outage at AES Cayuga.

General and administrative expense for the six months ended June 30, 2005 was $33.7 million, compared to $30.5 million for the comparable period of the prior calendar year, an increase of 10.5%. This increase is primarily due to increases in property taxes and property and medical insurance costs.

Depreciation and amortization expense for the six months ended June 30, 2005 was $20.2 million, compared to $19.3 million for the comparable period of the prior calendar year, an increase of 4.7%. The increase was due to the change in estimated lives of Units 3 and Unit 7 at AES Greenidge and AES Westover, respectively.

Other Expenses

			%
For the Six Months Ended June 30,	2005	2004	Change
Interest expense	$29.2	$29.8	(2.0)

Interest income	1.3	0.9	44.4

Other Income/Expenses for the six months ended June 30, 2005 were net expenses of $27.9 million, compared to net expenses of $28.8 million for the comparable period of the prior calendar year, a decrease of 3.1%. The decrease is due to lower interest expenses resulting from the cancellation of the AES Letter of Credit Agreement.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $58.4 million for the six months ended June 30, 2005, compared to $50.4 million for the comparable period of the prior calendar year, an increase of 15.9% due to higher net income (net of non-cash items) of $6.6 million and an increase in the change in current assets and liabilities of $1.4 million. The change in current assets and liabilities was due to an increase in Due to The AES Corporation and affiliates and accrued expenses.

Investing Activities

Net cash used in investing activities of $31.3 million for the six months ended June 30, 2005 reflects an increase in our restricted cash accounts of $25.1 million and approximately $6.1 million in capital expenditures.  In addition to capital requirements associated with the ownership and operation of our Plants, we will have significant fixed charge obligations in the future, principally with respect to the leases relating to the Somerset and Cayuga Plants.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2005 of $27.1 million reflects payment of a distribution to our partners of $25 million and principal payments on lease obligation and other long-term debt of $1.7 million and $700,000, respectively, offset by a Partner’s contribution of $293,000. Cash flow from operations in excess of the aggregate rental payments under our leases is permitted, if certain criteria are met, to be paid in the form of distribution payments to our partners.

The principal amount of SRC’s outstanding indebtedness on the $26 million Fortis Capital Corp credit facility was approximately $16.9 million as of June 30, 2005.

As of June 30, 2005, of the $75 million committed under the Calyon Credit Facility, we have obtained letters of credit of $42.5 million, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

As of June 30, 2005, we had obtained $99.2 million of credit support from AES in the form of letters of credit provided under AES’s Revolving Bank Loan, which have been provided as additional margin to support normal, ongoing hedging activities with a number of counterparties.

Cash flow from our operations was sufficient to cover aggregate rental payments under the leases for Somerset and Cayuga on each of the rent payment dates from the first payment January 2, 2000 through July 2, 2005. We believe that cash flow from our operations will be sufficient to cover aggregate rental payments on each rent payment date thereafter. We also believe that our cash flow from operations, together with amounts we can borrow under our $75 million Calyon Credit Facility, will be sufficient to cover expected capital requirements over the terms of the leases. If we are required to make unanticipated capital expenditures, our cash flow from operations and operating income in the period incurred would be reduced.

Future Cash Payments for Contractual Obligations

As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer (“CEO”) and principal financial officer (“CFO”) of our General Partner, of the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2005.  Our management, including the CEO and CFO of our General Partner, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO of our General Partner have concluded that as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls - In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO of our General Partner concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Note 4 to our Condensed Consolidated Financial Statements in Part I.

Item 6.  Exhibits

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

AES EASTERN ENERGY, L.P.
	By:	AES NY, L.L.C., as General Partner

	By:	/s/ Daniel J. Rothaupt
Daniel J. Rothaupt
President
Date: August 15, 2005		(principal executive officer)

	By:	/s/ Amy Conley
Amy Conley
Vice President
Date: August 15, 2005		(principal financial officer)